Form 10-K
period 2010-12-31
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2011-04-15
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the period ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from ___ to ____.

Commission file number: 333-163635

Wonder International Education & Investment Group Corporation
(Exact name of registrant as specified in its charter)

  Arizona                                                26-2773442
(State of                                      (I.R.S. Employer
Incorporation)                                 I.D. Number)

8040 E. Morgan Trail, #18, Scottsdale, AZ 85258
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number: 480-966-2020

Securities registered under Section 12 (b) of the Act:

Title of each class       Name of exchange on which
to be registered          each class is to be registered

None                              None

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[  ]Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                           Accelerated filer [  ]         Non-accelerated filer [  ]                                                                           Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately as of June 30, 2010 cannot be calculated because there is no market for the issuer’s securities.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of April 14, 2011 was 20,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I.

Item 1. Description of Business.

As stated herein, unless otherwise specified, all monetary amounts are in U.S. dollars. All renminbi, or RMB, amounts have been translated into U.S. dollars at the December 31, 2010 noon buying rate in the City of New York for cable transfers of RMB as certified for customs purposes by the Federal Reserve Bank of New York, being US$1.00 = RMB6.5586.

Except where the context otherwise requires:

·	“We,” “us,” “our company,” “our,” and “Wonder” refer to the combined business of US Wonder and its consolidated subsidiaries and affiliates;

·	“US Wonder” refers to Wonder International Education & Investment Group Corporation, an Arizona corporation;

·	“China Wonder” refers to Anhui Wonder Education and Management Company, Ltd, a PRC company;

·	“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

·	“Renminbi” and “RMB” refer to the legal currency of China; and

·	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

Organizational History.

Wonder International Education & Investment Group Corporation (“US Wonder”) is a US holding company, incorporated in Arizona on April 21, 2008. On November 1, 2010, US Wonder acquired all of the outstanding capital stock of Anhui Lang Wen Tian Cheng Consulting & Management Co., Ltd., a PRC company (“WFOE”), pursuant to the terms of a share exchange agreement.  As a result, WFOE became a wholly owned subsidiary of US Wonder.  On November 3, 2010, WFOE entered into a series of agreements with Anhui Wonder Education and Management Company, Ltd, a PRC company (“China Wonder”), including a Voting Right Proxy Agreement, Option Agreement, Equity Pledge Agreement, Consulting Services Agreement and Operating Agreement. China Wonder owns and operates seven separate vocational training schools in seven provinces in China.  These schools are now famous non-governmental vocational education institutions in China. Wonder’s core business is to provide IT education to students ranging in age from 18 to 30. China Wonder's seven vocational schools are in the following provinces of China: Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning.  Through our ownership of WFOE and the contractual arrangements between the WOFE and China Wonder, we control China Wonder and the schools and have the ability to control any income produced by China Wonder.

The Wholly-Foreign Owned Enterprise Law (1986), as amended, and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006), contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserves. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC central government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits. Furthermore, if our subsidiaries or affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our Ordinary Shares.

Our United States offices are located at 8040 E. Morgan Trail, #18, Scottsdale, AZ 85258 and our phone number is 480-966-2020. Our PRC headquarters are located at 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China and our phone number is 86-0551-3687892.

On January 6, 2001 our Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission. The Registration Statement related to the distribution of  899,875 shares of our common stock held by one of our shareholders. This shareholder distributed, as a dividend, these registered shares to its own shareholders, however, the shares are restricted against resale for a period of one year.

Business Introduction.

China Wonder owns and operates seven separate vocational training schools located in seven provinces in China, namely Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning. Its largest school is located in Anhui and consists of approximately 41,000 square meters. These schools are non-governmental vocational education institutions in China. Wonder’s core business is to provide IT education to students ranging in age from 18 to 30. It also provides job placement services to its students at no charge through its 12 employment centers located nationwide.

For fiscal year ended December 31, 2009, we had revenues of $11,261,812, gross profit of $6,336,576 and net income of $2,590,003. For fiscal year ended December 31, 2010, we had revenues of $12,714,429, gross profit of $8,308,782 and a net income of $3,286,872.

Organization Structure of Wonder:

Our organization is structured to abide by the laws of the PRC. Our corporate structure is depicted below:

Our Business.

o
China Wonder’s core business goal is to provide educated IT students to the business community of China.  To meet this goal, Wonder has established an excellent vocational education system which includes two new education models, called the “1+3” educational and the “Double Certificate” models.  Both education models have gained significant acceptance and reputation throughout China. The “1+3” educational model means through Wonder’s programs,  “1” students obtain their IT diploma, and “3” they also obtain the skills to succeed, namely professionalism, industry skills, and foreign language. “Double Certificate” model means that students receive an industry recognized Wonder diploma, but also may receive, after additional testing, a more specific diploma which such as Microsoft MLC certification or Adobe’s graphics design certification, among others.

o
Our classes consist principally of IT subjects, including courses ranging from basic computer skills to higher level design courses. However, class durations can vary from a couple of weeks to two years.  We have a substantially higher student population, approximately 40% in our short duration classes that range between two weeks to four weeks.  The balance of our student population is comprised of classes ranging from three months to two years.

o
China Wonder’s market focus is in the vast rural areas of China and the students who are unable to pass the national high school exam or the entrance test for university acceptance.  There are more than five million students each year that are candidates for China Wonder’s IT education. Wonder has established a strong marketing strategy to reach these students and to promote its IT education programs to its market. Wonder graduated 12,000 students in fiscal 2009 and 14,500 in fiscal 2010.

o
China Wonder has assembled a solid management team and a professional staff to execute their excellent business model and their plans to expand the business significantly. Wonder’s market strategies have been developed to take advantage of the large market potential in China.

AWARDS & QUALIFICATION

Wonder has achieved recognition for its IT education from various sources, including various ministries in the PRC. A list of these achievements is presented below:

●	Wonder was awarded the “Precursor of National Non-government Vocational Education institution” by the ministry of labor of the People’s Republic of China.

●	Wonder was recognized as one of the “Top Ten IT Education Institutions” in China.

●	Wonder was assessed the “Excellent Training Center” by Macromedia in America.

●	Wonder was awarded the “Trustful Corporation”, “Reassurance Service Corporation”, “Full-satisfied
Corporation”, “Perfect Service Corporation”, “Zonta Club” by Consumer Association of Anhui Province.

●	Wonder was assessed the “Excellent Authorized Training Center” and “Excellent Regional Support Center for
ATC” by Microsoft.

●	Wonder was awarded the “Best Partner in Grand China” by Core in Canada.

●	Wonder was awarded the “Outstanding Achievement Award”, “Outstanding Corporation” and “Top Ten Corporation of Vocational Education Institution”

●	Wonder was assessed the “Top Ten Training Center” and “Best Partner in Five Years” by Adobe of America.

●	Wonder was awarded with “Outstanding Achievement Award” and as “Excellent Training Center in Grand China” by Autodesk of America

●	Wonder was awarded the “Excellent Training Center of NIT” by ministry of education of the People’s Republic of China.

EDUCATION MODEL AND CHARACTERISTICS

CURRICULUM SYSTEM

Wonder provides vocational training and employment service to its students. Wonder provides numerous IT classes in several different areas as noted below.  Many of  Wonder’s students come from rural areas of China.  Therefore, Wonder provides a comprehensive employment orientation and helps its students to find employment after their IT program is complete. Wonder’s primary target market are students who have graduated from the high schools in China but are unable to advance to higher learning within the PRC school structure.

Classification of Curriculum System

Classification of Curriculum System of  Wonder

Classification	Education Course
1. Basic	General Training of Computer Technology
2. Professional	Professional vocational education of computer application and design.
3. High-level	High-level training of Internet Technology, Cartoon and Games, Professional Programmer.
4. Expanded	IT education related vocational education such as Numerical Control Technology.

Training Curriculum Program

Training Curriculum Program

Department	Curriculum	Recruitment
IT-Application Department	Basics of Computer	Higher level than junior high school
Designer and Researcher
3-D advertisement Designer
Designer of Print Advertisement
Business Administration Assistant
Professional Secretary
E-Business & Marketing
Mechanics Department	Numerical Control Machine Tool	Students of high school or higher level than high school
Software Department	Professional programmer
Internet Department	Internet Engineer
Engineer of Information Security
Digital Art Department	E-Game Research Designer
Computer-art Designer
Environment-art Designer
Computer-based Costume Designer
Computer-based Movie & Cartoon Designer

Recruitment Target & Students Distribution

       Students who are recruited with junior high school certificates and higher will be taught mainly basic knowledge of computer applications.  Students with high school certificates and higher will learn about the professional use of a computer.

The percentage of students is shown by the type of IT program study in the above graph.  Most students are in the Computer-based Art Design curriculum since this area has a large market demand and provides a significant employment opportunity for qualified students.

CHARACTERISTICS OF THE EDUCATION MODEL

1+3 Education Model

Wonder has created the “1+3” education model (“Training + Knowledge + Professionalism + Entrepreneurship”) which focuses its efforts on the students’ ability to put theory into practice and utilizing their entrepreneurship abilities, which are also taught by Wonder. By utilizing this very unique education model, Wonder has produced a significant number of talented students who are skilled in computer technology.

Market Oriented Course Program

Wonder also has focused its course development on what the market needs and what employers require.  Wonder has established their course work to meet these needs in a timely and effective manner.

[Missing Graphic Reference]

Based on the needs of corporations and especially their need for talent and Wonder’s ability to look forward in IT technology, Wonder has created an excellent market oriented curriculum.  Wonder revises its curriculum every six (6) months after receiving advice and feedback from employment agencies and their corporate partners.  Wonder will revise the curriculum taking into account the feedback and also utilizing their 16 years of teaching experience, by applying key design factors, and considering the projected revenue and cost for the new curriculum.  Wonder also will test the new curriculum by having its professors conduct the necessary tests with a view towards risk assessment. By utilizing this model, Wonder curriculum is the most up-to-date and market-driven system which management believes results in higher program and student success.

Education Support/Description of Property

Faculty

Currently, Wonder has approximately 103 full time and 73 part time teachers who are sufficient to educate 20,000 students each year.   Wonder graduates between 12,000 to 14,500 students per year so they have enough teacher capacity to grow the business during the next one to two years.

Hardware Facilities

There are over 8000 sets of computers in Wonder schools, and various types of laboratory classrooms are available, including: Auto-lectured labs, graphic design labs, in-house adorning and design labs, digital movie labs, television design labs, computer set-up and repair labs, internet labs, Cisco Network labs, program design labs and professional studios.

Excellent Education Certifications
As indicated below, the Company’s programs have been certified by industry leaders in the computer software and hardware industry and has been recommend by the PRC  government.

➢	Recommended institution by the PRC Ministries of Education, Labor, and Information.
➢	Authorized training center for Microsoft, Adobe, Cisco, Autodesk, Discreet and Macromedia.
➢	Authorized training center for Corel, Solid works, CIW, Sun, Linux in Canada.
➢	The only authorized training institution, internet technology school, ATA software school in Anhui Province for Microsoft.
➢	Authorized training institution for the Chinese Anti-Hacker & Computer Virus Research Center.
➢	Authorized test center for Prometric, which is the largest computer test service corporation, providing over 60 famous IT tests worldwide.

PROPRIETARY BUSINESS MODELS

 Double Certificates Education Model

China Wonder has launched the Double Certificates Education Model identified as “Ability + School Certificates”.  This model provides assistance to students of China Wonder who are taking classes through the self-study program, the adult education program or through the off-campus program. China Wonder also will provide students, who pass the required tests, with certificates authorized by a foreign institution and the National Junior College Degree. This model has been recognized and accepted throughout China since it provides opportunities for many students who cannot take the traditional classes.

Employment Referral System

China Wonder’s Employment Referral System

With student employment as a key strategy, China Wonder has established employment centers through the PRC (see map below) which refer its student to prospective employers.  After several years of development, China Wonder has established an excellent partnership with many corporations and is able to secure  employment for almost all of  its students.  Of course, this is highly attractive to its students who are anxious to find employment.

China Wonder’s employment center distribution is depicted on the map below, with each red flag identifying the location of a China Wonder employment center.

MARKET ANALYSIS

CURRENT SITUATION OF FOREIGN VOCATIONAL EDUCATION

Current vocational education in several main developed countries

    Vocational education plays an important role in many developed countries’ education system, providing significant contributions to promote economic development, solve the country’s employment problems and improve young people’s abilities throughout the country. In many countries, the vocational education is very popular, especially in Germany, the United States, and Australia.  It is beginning to grow significantly in China as noted in the following paragraphs.
Forward-looking Review of vocational education in foreign countries

    Vocational education tends to focus on the “fit” between the student’s talent and the corporate need.  It also depends on predicting and forecasting corporate vocational needs.

Focusing on technology exploration,

    Several countries and regions have already published documents or reports to promote technology ability development. According to several reports by the European Union, the number of people with lower level technology or no professional knowledge totals approximately 80 million and are in the 25 to 64 age group. The amount equals the population of the largest country in EU-Germany.

    To have vocational training be more accurate, countries in the EU pay great attention to the predictability of technical abilities. For example, there are systems such as Great Britain’s Technology Database, the “Studying Monitor System” in Norway, Technology Ability Prediction Method in Finland, and the Technology Cooperation Program of the French.

People-Oriented Vocational Education

The People-Oriented Vocational Education focuses on people’s career development, the vocational education guide, and providing flexibility and openness in communication.

First, this system focuses on people’s career development. This important focus coupled with the openness of the education system is the distinguishing feature of the people-oriented education system with Australia’s middle level to senior level positions in corporations. They focus on building the skills of individuals.  They emphasize the transformation from a general education to a vocational education to obtaining a university degree. For example, in Australia’s junior high school, students studying basic coursework can apply to study in the vocational education system. After obtaining the vocational education certificates, students can apply for study in a university. Several contracts have been signed between specific universities and some TAFE [?] institutions, which allow students to finish the TAFE course, and then continue to study in the associated university. Once both sets of coursework have been completed and the appropriate tests passed, the students are able to get both the TAFE vocational education certificate and a bachelor’s degree from the associated university.

Second, this system focuses on the employment guide. Many countries in Europe, America and Australia pay great attention to their employment guide.  The career guide of America contains an introduction to the entire field of opportunities, details of related businesses, and information on the employment selection process and finally on how to prepare yourself for a specific field.  In Australia, there’s professional training and teaching in TAFE institutions concerning employment opportunities.

The third part of this system is to set up a communication system between the university and vocational education systems. The system will include a credit transfer system, and a sharing of study and working experience between the university and vocational education systems.  Look at the following systems for additional details: the “Unit system” in Australia, the “Separation System and the Credit Approval System” of Chinese Taiwan, and the “Credit Transform System” in Great Britain.  All of these systems have excellent communication processes.

Professional Courses with professional Orientation

    Several famous and popular education models in the world such as ability-based education, working career education and general knowledge education are all professionally-oriented.

GENERAL SUMMARY OF CHINESE VOCATIONAL EDUCATION

There are three levels in the vocational education system in China.  Education starts with the Junior Vocational Education school followed by the Secondary Vocational Education school and finally one moves to the Senior Vocational Education school.  The most popular is the Secondary Vocational Education school since it is directly linked to the development of China’s economy.

Statistically, the number of Secondary Vocational schools has increased 2.1 times versus the number of schools in 1978.  The number of students also has increased.  The number of students recruited for Secondary Vocational schools has increased 10.5 times while the number of in-school students increased 14.3 times.

More than 80 million students from the Secondary Vocational Education schools and more than 20 million students from the Senior Vocational schools have graduated in the past 30 years.  At the same time, over 150 million people are taking part in various kinds of vocational education in China. In 2008, the Secondary Vocational Education program represented approximately 50% of the entire High School Education system in China and it continues to grow annually.

FORWARD-LOOKING REVIEW OF CHINESE VOCATIONAL EDUCATION

Chinese Government Encouraging Private Vocational Education

    There are four kinds of Vocational Education schools currently in China divided by the different management systems.  They are: Nationally financed Vocational Education schools, Vocational Education schools managed by social organizations, Vocational schools managed by corporations, and finally, the privately owned Vocational schools.  The Private Vocational Schools are the most popular in China.  Since capital is very scarce, the Chinese government is encouraging the founding of non-government owned or privately owned institutions for Vocational Education.

Market-oriented establishment of professions in vocational education school

The professions in a Vocational School are established by a combination of market demand and what is taught in that specific school. Currently, almost all of the professions offered by Vocational Education schools are established by utilizing the principles of market orientation of local economies.  The market is based on demand and only those professions that meet this demand survive.

Focusing on practical training methods

Chinese education has changed from an elite education system to a more popular education focused on vocational training. With the optimization of the industry structure and with more specialization required, a vocational education has become more important in the PRC  Practical skills are needed in the work place.  The vocational education system requires students to practice what they learn by putting into practice what they studied in the classroom.  Many of the students will seek more than one educational degree to meet the needs of the industry in their areas.

Setting up the training courses based on a company’s need to secure a talented workforce.

    Vocational education schools usually set up the training courses based on a talent need in the workplace. As many employers request new staff with related working experience, the local vocational schools build a strong relationship with the employers; if necessary, the students will be taught specific skills to meet the needs of the employer.

There is a surplus of students from the rural parts of China.

During the past few years, there have been tens of thousands of laborers from rural areas transferred to cities to obtain jobs. However, most of them have very little education or practical training. Since the cost to study in a vocational education school is much lower than any other education school, it is very economical for students from rural areas to choose a vocational education. To obtain a vocational education, students from the rural areas of China can have access to professional classes and have the possibility of working in large cities after graduation. Accordingly, the vocational-specific technologies education school plays an important role in the Chinese urbanization process.

THE POTENTIAL OF “INFORMATION TECHNOLOGY (“IT”) EDUCATION” IN THE CHINESE MARKET

According to the Ministry of Education in China, there are 1,816,878 graduates of IT departments and 1,710,832 in-school students studying IT at vocational education schools in 2006.  As the IT industry develops, this will require that IT education have a rapid development as well.

    The IT industry has grown in size to 51.9 billion dollars and is now 0.8% of China’s GDP.  Many IT companies and Research Centers have been created in China during the past few years.  Therefore the demand for IT talent also has grown significantly and individuals with IT skills are in great demand.  Please note the Demand versus Capacity table and the IT Supply and Demand graphs below.

   IT Demand vs. Capacity in China

	Market size	Annual growth rate	IT Demand/year	Current Capacity
Interchange			250,000/year	4,000
Information preservation	5.6 billion RMB	10%~20%	30,000/year	500
e-business		100%	200,000/year
Information security				4,000
Network game	5 billion RMB		20,000/year	3,000
Software industry		35%

TARGET MARKET ANALYSIS

    China Wonder has significant advantages since their primary recruitment area is from Junior High Schools and High Schools from the rural areas of China.   Also, China Wonder has the resources to provide employment and career placement services once the student graduates from their vocational school.

Great market demand of vocational education after high school in China

    In recent years, the quality of the high school curriculum in the PRC has improved dramatically, and at the same time, demand has increased due in part to the heavy population migration to urban areas. Unfortunately,  post graduate educational opportunities (ie universities) have not grown symmetrically. As a result, there’s great market demand for vocational education. According to statistics from the Ministry of Education in China, 8.8 million students had been recruited by universities with the average enrollment ratio of 60.23 per cent of total possible students in 2006, in 2007 the quantity increased to 10.1 million while the ratio decreased to 54 per cent; in 2008 the quantity reached a culminating point of 10.5 million students and the ratio was 57.04 per cent.  Therefore, there is only a small improvement of Chinese Universities’ total capacity. Accordingly, there is great market demand for vocational education.

China Junior High and High School Enrollment

(Source: 2007-2009 China Vocational Education Industry Report)

Great market demand of vocational education due to the transfer of rural labor

    The Chinese government is faced with the task of moving a significant amount of rural labor to China’s larger cities as the country moves toward urbanization.  It is predicted that 15 to 20 million people from the rural areas of China will need to be transferred to the cities to meet the demands of the economy during the next 5 to 10 years.  Poor education throughout the country has hindered the realization of this process.  However, many believe that the expanding vocational education system will provide the necessary skills needed to meet the economic demands and will accelerate the urbanization of China.

The comparison between developed countries and China

	Developed countries	China
Agriculture occupation	3%—10%	49%
Tertiary occupation	50%—70%	14.5%
Urbanization	More than 80%	44.9%
Surplus labor in rural area		46.1%

The two charts below depict the current status of rural education in China.

The education condition of rural labor in China

(Source: 2007-2009 China Vocational Education Industry Report)

The industry condition of rural labor

(Source: 2007-2009 China Vocational Education Industry Report)

There is great opportunity for the vocational education industry as the Chinese develop and build new villages and complete the urbanization process.

    Currently, China is actively developing and implementing the New Village Construction program. This program is intended to accelerate the training of rural laborers who are transferring from their rural homes to the larger cities where many of the new jobs are located.

    During this urbanization process, more highly educated rural laborers are needed.  However, amongst the rural laborers younger than 35 years old, less than 9.1 per cent have been professionally trained and less than 5 percent have taken part in the rural vocational education system. The lack of education is hindering the progress of the urbanization process and the New Village Construction program.

    The Chinese government has published several policies to promote the development of vocational education.   The Chinese government believes vocational education is a key program for speeding up the New Village Construction program and the urbanization process.  Vocational education is one of the most effective programs to improve the skills of the rural laborers as they transfer to critical jobs in the larger cities of China.

    Training institutions that focus their attention on providing rural vocational education will see significant opportunities during the New Village Construction projects.  The size of this market is very significant for those who take advantage of the urbanization process in China. The Chinese government has initiated a series of policies to supply incentives to organizations to provide rural vocational education.  The State Department’s decision “to energetically develop vocational education” affirms the great opportunity that exists for those who devote themselves to the rural vocational education market.

COMPETITION

The vocational school market in China is very fragmented and there are many smaller players. The market is furthered fragmented into specialized sectors. There are vocational schools for the junior high school, high school and university graduates; there are vocational schools for learning foreign languages, industrial skills, service providers and computer technology technicians. China Wonder is in the computer IT technology sector. We mainly target our recruitment efforts at the junior and high school graduates who want to gain a set of pragmatic computer IT technology knowledge for their immediate employment needs. In the sector we are in, there are many competitors locally and nationally. Many of them are smaller in scale compared to ours. There are many factors a typical student would consider before choosing a vocation school; besides the curricula offered, the history, size and brand name of the institution are also among the considerations. China Wonder is one of the better known vocational schools in the cities it now operates.

COMPETITIVE ADVANTAGES
China Wonder's core marketing competence lies in their existing channels to recruit new students. They rely heavily on their various recruitment centers and employment agencies to contact new students.

Wonder's Competitive Edge

Management Team Advantage

China Wonder is the leader and main driver of improving China’s IT vocational education system. China Wonder has been developing its programs for 15 years and has developed a strong management team and staff structure.

Marketing Advantage

China Wonder’s target market is the rural population of China.  As noted above, the rural areas of China has large number of people who are looking for jobs in the larger cities but lack the skills needed for such job positions.  The market focus is the senior high school graduates located in the enormously populated rural areas of China.  China Wonder has a strong regional influence in these areas of China and places a larger emphasis on reaching the individuals who are looking to transfer to the Chinese cities and looking for jobs to improve their lives.  China Wonder’s Employment Referral System guarantees the rural laborers an education and jobs after graduation. This is a major factor in increasing China Wonder’s market position.

Product research Advantage

China Wonder can control and guarantee the education quality of their programs due to the Corporate Chain Management system that they employ in each branch school. After 15 years of development, China Wonder has accumulated large numbers of competent teachers, which helps them create market demand and provides research capabilities. The qualifications and experiences of the staff ensure that the training courses will be improved constantly to meet the changing student learning needs and social manpower demands.

Enrollment Network Advantage

The substantial enrollment advertisements result in multi-level and high-impact media coverage toward the target market. China Wonder also has a strong sales team, including enrollment teams in all provinces of China and enrollment offices in all China Wonder schools.

Student's Employment Security Advantage

With 15 years of vocational education, China Wonder has gained many experiences in brand consciousness, management and market orientation. The employment offices which are located in the major cities and IT-developed regions and the standard training model which is a great fit for the market demand have together ensured the 100% employment rate.

Item 1A. Risk Factors.

Disclosure Regarding Forward Looking and Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-K include "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-K. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-K, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-K:

Risks Related to Our Business

Although our Chinese subsidiary has been in operation for several years, US Wonder was incorporated on April 17, 2008 and has a limited operating history.

There is no way to evaluate the likelihood of whether we will be able to operate our proposed business successfully.If our business fails to develop in the manner we have anticipated, you will lose your investment in the shares. If our business develops, management may be unable to effectively or efficiently operate our business unless we are able to employ sufficient and trained professional personnel to assist us in the operation of our business, in which event you will lose your investment in the shares.

The Chinese market for educational services is still emerging and evolving rapidly. If market acceptance of our products and services declines or fails to grow, our revenue growth may slow or we may experience a decrease in revenues.
As the Chinese market for educational services is still emerging, our success will depend to a large extent on our ability to convince our clients that our technologies and services are valuable. If demand for educational services does not grow to the extent we anticipate, our revenue growth may slow or we may experience a decrease in revenues.

If we need to raise additional funds, the funds may not be available when we need them.  We may be required to provide rights senior to the rights of our shareholders in order to attract additional funds and if we use equity securities to raise additional funds dilution to our shareholders will occur.

To the extent that we require additional funds, we cannot assure you that additional financing will be available when needed on favorable terms or at all, and if the funds are not available when we need them, we may be forced to terminate our business. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing stockholders will be reduced; and those equity securities issued to raise additional funds may have rights, preferences or privileges senior to those of the rights of the holders of our common stock.

Compliance with rules and requirements applicable to public companies will be difficult due to our PRC operations and cause us to incur increased costs,
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, have required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. Complying with these rules and requirements may be especially difficult and costly for us because we may have difficulty locating sufficient personnel in China with experience and expertise relating to U.S. GAAP and U.S. public-company reporting requirements, and such personnel may command high salaries relative to what similarly experienced personnel would command in the United States. If we cannot employ sufficient personnel to ensure compliance with these rules and regulations, we may need to rely more on outside legal, accounting and financial experts, which may be very costly. In addition, we will incur additional costs associated with our public company reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Some of our competition will be from larger, more established and better financed companies, and if we are unable to successfully compete with other companies our business will fail.

If we are unable to implement our business expansions, some of our competitors will have greater financial resources, technical expertise and managerial capabilities than we do. If we are unable to overcome some of the competitive disadvantages, we will be forced to cease our business operations.

Market factors are out of our control.  As a result, we may not be able to market any of our educational products which may be developed.

The education industry, in general, is intensively competitive, and we are unable to provide any assurance that a ready market will exist of the sale of our products. Numerous factors beyond our control may affect the marketability of any products developed.  The factors include market fluctuations, government regulations, including regulations relating to prices and taxes. The exact effect of these factors cannot be accurately predicted, but the impact or any one or a combination thereof may result in our inability to generate any revenue, in which event you will lose your entire investment in the shares.

Risks Related to Our Common Stock

We are not listed or quoted on any exchange and we may never obtain such a listing or quotation.

There may never be a market for stock and stock held by our shareholders may have little or no value.  There is presently no public market in our shares. While we intend to contact a market maker for sponsorship of our securities, we cannot guarantee that such sponsorship will be approved and our stock listed and quoted for sale. Even if our shares are quoted for sale, buyers may be insufficient in numbers to allow for a robust market, it may prove impossible to sell your shares.

Even if we obtain a listing on an exchange and a market for our shares develops, sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Our shareholders positions may be diluted through the issuance of additional shares.

Currently, we have issued a total of 20,000,000 shares of common stock. Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of up to 100,000,000 shares of common stock.

Our common stock is subject to the "penny stock" rules of the SEC.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock. Because our stock may not be traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market and because the market price of the common stock may be less than $5.00 per share, the common stock is classified as a "penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person's account for transactions in penny stocks, and the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination; and the broker or dealer has received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

A decline in the future price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

Even if we are able to successfully list our stock for trading on the Nasdaq, AMEX or OTC Bulletin Board, we can have no assurances that a market will ever develop and if a market does develop we will have no control over the market price of our common stock. Any market price that does develop is likely to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to current or future agreements or title to our claims may have a significant impact on the market price of our stock, causing the market price to decline. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us could also have an adverse effect on the price of our securities.  Such a decline would seriously hinder our ability to raise additional capital and prevent us from fully implementing our business plan and operations.

Control by our Founder and Chairman.

Mr. Chungui Xie, our Founder and Chairman, owns and controls approximately 83% of our total issued and outstanding shares of our common stock. Such ownership by the Company's principal shareholder, executive officer and director may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

Even taking into account the limitations of Rule 144, the future sales of restricted shares could have a depressive effect on the market price of the Company’s securities in any market, which may develop.

The 20,000,000 shares of Common Stock presently issued are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) or have other re-sale restrictions as set forth in our recent Form S-1 Registration Statement. In the future, these shares may be sold in compliance with Rule 144 of the Securities Act, pursuant to the terms of our recent Form S-1 Registration Statement, or pursuant to another Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person, who has not been an affiliate of the issuer for the past 90 days and has held restricted securities for six months of an issuer that has been reporting for a period of at least 90 days, may sell those securities so long as the Company is current in its reporting obligations.  After one year, non-affiliates are permitted to sell their restricted securities freely without being subject to any other Rule 144 condition.  Sales of restricted shares by our affiliates who have held the shares for six months are limited to an amount equal to one percent (1%) of the Company’s outstanding Common stock that may be sold in any three-month period. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Securities Exchange Act”) or of Rule 15c2-11 there under.  There is no limitation on such sales and there is no requirement regarding adequate current public information. Sales under Rule 144 or pursuant to a Registration Statement filed under the Act, may have a depressive effect on the market price of our securities in any market, which may develop for such shares. However, these rules apply only to shares in a company that is not considered a “shell” entity.  In the event that the issuer is a “shell” entity, as we are, all shares must be held for one year from the date of distribution in order to be sold in compliance with Rule 144.

If shareholders sell a large number of shares all at once or in blocks, the value of our shares would most likely decline.

The Company has 20,000,000 shares of Common Stock outstanding as of the date of this prospectus. When these shares become freely tradeable, either through a future registration or exemption (such as that provided by Rule 144 which will be available one year after approval of this Registration Statement), the availability for sale of a large amount of shares may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. The Company has no arrangement with any of the holders of our shares to address the possible effect on the price of the Company's Common Stock of the sale by them of their shares.

Risks Relating to Regulation of Our Business

Changes to preferential policies adopted by the Chinese government related to vocational education may negatively affect our business and results of operations.

        The Chinese government has adopted preferential policies for the development of vocational schools in China, including “The Decision to Enhance the Promotion of the Reform and Development of Vocational Education” and “The Decision to Enhance the Development of Vocational Education” published by the State Council in September 2002 and October 2005, respectively. These decisions require all levels of government in China to intensify their support for vocational education and to gradually increase the financial resources that local and provincial governments allocate to vocational education. The influx of government run schools would represent competition to us and potentially may reduce our student enrollment. Accordingly, if these preferential policies were to be enhanced, it may negatively affect our business and results of operations.

We have limited recourse against our subsidiaries if anyone of them violates our contractual arrangements.

        We have limited direct recourse against our China subsidiaries if anyone of them violates these contractual arrangements. For example, they could refuse to operate the educational institutions in our group in an acceptable manner or pay the service fees due under our contractual arrangements. Because our contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in China, if a subsidiary fails to perform its obligations under our contractual arrangements, we will have to rely on remedies under PRC law, including seeking specific performance and claiming damages. In addition, generally the PRC has substantially less experience related to the enforcement of contractual rights through its judiciary or the arbitration process as compared to the United States. This inexperience presents the risk that the judiciary or arbitrators in the PRC may be reluctant to enforce contractual rights, interpret these rights and remedies differently than what was intended by the parties to the agreements, or find that such contractual agreements do not comply with restrictions in current PRC laws. A PRC court may also set aside an arbitration award by reason of any defect the court considers to be present in the arbitration proceeding, remedies at law may not be adequate and a PRC court may not order specific performance. Additionally, contract interpretation and enforcement is not as developed as that in the United States and a contract dispute could be subject to uncertainties. In addition, any legal proceeding may result in substantial costs, disruptions to our business, damage to our reputation and diversion of our resources.

Risks Related to Doing Business in China

    PRC economic, political and social conditions, as well as changes in any government policies, laws and regulations, could adversely affect the overall economy in China or the prospects of the education market, which in turn could adversely affect our business.

    Substantially all of our operations are conducted in China, and substantially all of our revenues are derived from China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake are subject, to a significant extent, to economic, political and legal developments in China.

    The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our products and services depend, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to participate in our educational services, which in turn could reduce our net revenues.

    Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or the prospects of the education market, which could harm our business.

    The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources, which have for the most part had a positive effect on our business and growth. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us.

    China’s social and political conditions are also not as stable as those of the United States and other developed countries. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have negative effects on our business and results of operations. In addition, China has tumultuous relations with some of its neighbors and a significant further deterioration in such relations could have negative effects on the PRC economy and lead to changes in governmental policies that would be adverse to our business interests.

The PRC legal system embodies uncertainties that could limit the legal protections available to you and us.

    Unlike common law systems, the PRC legal system is based on written statutes and decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiaries are subject to laws and regulations applicable to foreign investment in China in general and laws and regulations applicable to foreign invested enterprises in particular. Our PRC subsidiaries are subject to laws and regulations governing the formation and conduct of domestic PRC companies. Relevant PRC laws, regulations and legal requirements may change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.

    However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than under more developed legal systems. Such uncertainties, including the inability to enforce our contracts and intellectual property rights, could materially and adversely affect our business and operations. In addition, confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with respect to the privatization of the education industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors, including you.

The accredited education sector is subject to extensive regulation in China, and the educational institutions’ ability to conduct operation is highly dependent on their compliance with these regulatory frameworks.

    We are a private vocational school and are not subject to the same regulations and restrictions as imposed on the regular accredited schools in China.

    We are required to hold a variety of permits, licenses and certificates to conduct our business in China. We may not possess or update all the permits, licenses and certificates required for our business and may have to apply for permits, licenses and certificates in addition to the currently secured ones from time to time. In addition, there may be circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial advance notice, and it is possible that we could fail to obtain the approvals, permits, licenses or certificates that are required to expand our business as we intend. If we fail to obtain or to maintain such permits, licenses or certificates or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products or services that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

    We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to affect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.

    We have been advised by our PRC counsel that because the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of court judgments, it is uncertain with regard to whether courts of China would recognize or enforce judgments of U.S. courts against us or our directors or officers pursuant to civil liability provisions of the securities laws of the United States or any state in the United States; or exercise jurisdiction over actions brought against us or our directors or officers pursuant to the securities laws of the United States or any state in the United States.

Governmental control of currency conversion may affect the value of your investment.

    The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income at the parent level will be primarily derived from dividend payments from our PRC subsidiary which in turn, derives its revenues from management fees from the Management Company. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary and affiliate to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate government authorities, such as SAFE, is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our ordinary shares.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute profits to us, or otherwise adversely affect us.

    SAFE issued a public notice in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are shareholders and/or beneficial owners of offshore special purpose companies established before November 1, 2005 are required to register with the local SAFE branch before March 31, 2006. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to file, update and modify his or her SAFE registration with the SAFE or its competent local branch, with respect to that offshore special purpose company in connection with any of its increase or decrease of capital, transfer of shares, merger, split, equity investment or creation of any security interest over any assets located in China. The SAFE regulations require retroactive approval and registration of direct or indirect investments previously made by PRC residents in offshore special purpose companies. To further clarify the implementation of Circular 75, SAFE issued Circular 106 in May, 2007. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. We have requested our current shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the ambit of the SAFE notice and urge those who are PRC residents to register with the local SAFE branch as required under the SAFE notice. The failure of these shareholders and/or beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future shareholders and/or beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such shareholders and/or beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute dividends to our company or otherwise adversely affect our business.

    We have been advised by our PRC counsel that while neither the Company nor any of its subsidiaries has registered with SAFE, Circular 75 allows for registration at a later date.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that its approval is required in connection with this offering, this offering may be delayed or cancelled, or we may become subject to penalties.

    On August 8, 2006, PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. On June 22, 2009, the MOFCOM promulgated the amended Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “Order 6”, together with M&A rule, the “New M&A Rules”), which became effective immediately. The M&A Rule, among other things, has certain provisions that require offshore special purpose vehicles, or SPVs, newly formed for the purpose of acquiring PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges, including a list of application materials with respect to the listing on overseas stock exchanges by SPVs. We believe that the M&A Regulations only apply to transactions involving "mergers and acquisitions of domestic enterprises by foreign investors," we believe that (i) the M&A Regulations are not applicable to our corporate structure based on control by contractual methods and (ii) CSRC approval is not required in the context of this offering, for the following reasons: (a) we established our PRC subsidiary, China WFOE, by means of direct investment, not through merger or acquisition of any PRC domestic companies and (b) we control our VIE and its subsidiaries through contractual arrangements, not through "mergers and acquisitions of domestic enterprises by foreign investors" as defined under the M&A Regulations. If the CSRC or another PRC regulatory agency subsequently determines that its approval is required for this offering, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, restrict or prohibit payment or remittance of dividends by our PRC subsidiary to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel this offering before settlement and delivery of the ordinary shares being offered by us.  However, the Law Office of Anhui Antai Da Mei Hua, our counsel as to PRC law, has advised us, as indicated in paragraph number 7 of counsel’s opinion letter (attached hereto as Exhibit 5.2), that the Company has all necessary licenses and approval to conduct it business and there is no reason to believe that any regulatory authority is “considering modifying, suspending, or revoking and such licenses, consents, authorizations, approvals, orders, certificates or permits…”.

The M&A Rule establishes more complex procedures for some acquisitions of PRC companies by foreign entities, which could make it more difficult for us to pursue growth through acquisitions in China.

    The M&A Rule establishes additional procedures and requirements that could make some acquisitions of PRC companies by foreign entities, such as ours, more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign entity takes control of a PRC domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans to our PRC subsidiary and PRC affiliated entity or to make additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

    We are an offshore holding company conducting our operations in China through our PRC subsidiaries. We plan to make loans to our PRC subsidiary, whether currently in existence or to be formed in the future, and to the Management Company [?] or other PRC affiliated entities formed in the future, or make additional capital contributions to our PRC subsidiary.

    Any loans we make to our PRC subsidiary cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange, or SAFE, or its local counterparts. Under applicable PRC law, the government authorities must approve a foreign-invested enterprise’s registered capital amount, which represents the total amount of capital contributions made by the shareholders that have registered with the registration authorities. In addition, the authorities must also approve the foreign-invested enterprise’s total investment, which represents the total statutory capitalization of the company, equal to the company’s registered capital plus the amount of loans it is permitted to borrow under the law. The ratio of registered capital to total investment cannot be lower than the minimum statutory requirement and the excess of the total investment over the registered capital represents the maximum amount of borrowings that a foreign invested enterprise is permitted to have under PRC law. The various applications could be time-consuming and their outcomes may be uncertain. Concurrently with the loans, we might have to make capital contributions to these subsidiaries to maintain the statutory minimum registered capital and total investment ratio, and such capital contributions involve uncertainties of their own, as discussed below. Furthermore, even if we make loans to our PRC subsidiary that do not exceed their current maximum amount of borrowings, we will have to register each loan with SAFE or its local counterpart for the issuance of a registration certificate of foreign debts. In practice, it could be time-consuming to complete such SAFE registration process.

    Any loans we make to our PRC affiliated entity, which is treated as a PRC domestic company rather than a foreign-invested enterprise under PRC law, are also subject to various PRC regulations and approvals. Under applicable PRC regulations, international commercial loans to PRC domestic companies are subject to various government approvals.

    We cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC subsidiary or PRC affiliated entity or with respect to future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively and the ability of our PRC subsidiary to obtain financing.

    Substantially all of our revenues and operating expenses are denominated in Renminbi (RMB). Restrictions on currency exchange imposed by the PRC government may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies. We have been informed by our PRC counsel that under current PRC regulations Renminbi may be freely converted into foreign currency for payments relating to “current account transactions,” which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements. Our PRC subsidiary may also retain foreign exchange in their respective current account bank accounts, subject to a cap set by SAFE or its local counterpart, for use in payment of international current account transactions.

Item 2. Properties.

Our headquarters in the PRC are located at 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China. These offices are owned by the our President and are leased to us rent free. The lease arrangement is month to month. If rent were charged for this space, it would be $3,591 per month.

Five of the Company’s schools rent classroom, office, and dormitory space under operating leases.  There are leases for nine facilities at these five schools.  Seven of these leases expire more than one year after December 31, 2010.  Future rent for these leases is presented below:

2011	$1,012,626
2012	1,012,626
2013	899,873
2014	766,732
2015	761,384

Item 3. Legal Proceedings.

Neither the Company nor any of its officers are involved in or contemplating any legal proceedings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the Nasdaq, AMEX or OTC Bulletin Board maintained by FINRA at some future date. However, we can provide no assurance that our shares will be traded on the Nasdaq, AMEX or OTC bulletin board or any other market or, if traded, that a public market will materialize.

Shareholder Matters.

As of March 31, 2010, there are 1,607 holders of record of our common stock.

Dividends.

While there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends, we have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information.

During fiscal year 2010, no options have been granted under an Equity Compensation Plan or any other similar plan.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2010 and 2009, should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the company, its subsidiaries, and its variable interest entities, for the fiscal years ended December 31, 2010 and 2009. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

COMPANY OVERVIEW

Organizational History.

Wonder International Education & Investment Group Corporation (“US Wonder”) is a US holding company, incorporated in Arizona on April 21, 2008. On November 1, 2010, US Wonder acquired all of the outstanding capital stock of Anhui Lang Wen Tian Cheng Consulting & Management Co., Ltd. (“WFOE”), a Chinese company pursuant to the terms of a share exchange agreement.  WOFE is a wholly owned subsidiary of US Wonder.  On November 3, 2010, WFOE entered into a series of agreements with Anhui Wonder Education and Management Company, Ltd, a PRC company (“China Wonder”) including a Voting Right Proxy Agreement, Option Agreement, Equity Pledge Agreement, Consulting Services Agreement and Operating Agreement, China Wonder wholly owns seven separate vocational training schools in seven provinces in China.  These schools are now famous non-governmental vocational education institutions in China. Wonder’s core business is to provide IT education. China Wonder's seven (7) vocational schools are in the following provinces of China: Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning.  Through our ownership of WFOE, we control China Wonder and the schools and have the ability to control any income produced by China Wonder.

Our United States offices are located at 8040 E. Morgan Trail, #18, Scottsdale, AZ 85258 and our phone number is 480-966-2020. Our PRC headquarters are located at 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China and our phone number is 86-0551-3687892.

Business Introduction.

China Wonder owns and operates seven separate vocational training schools located in seven provinces in China, namely Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning. These schools are non-governmental vocational education institutions in China. Wonder’s core business is to provide IT education. It also provides job placement services to its students at no charge through its 12 employment centers located nationwide.

Results of Operations for the Year Ended December 31, 2010 Compared to Year Ended December 31, 2009.

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2010	2009
Revenue	$12,714,429	$11,261,812
Cost of Sales	4,405,647	4,925,236
Gross Profit	8,308,782	6,336,576

Our revenues for the year 2010 grew to $12,714,429 from $11,261,812 for the comparable 2009 period. The  increase of $1,452,617 or 12.9% is due to an aggressive marketing and promotional campaign. The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at all seven Company schools.   We expect further growth in 2011.

Selling and Administrative Expenses	$3,796,727	2,041,118
Operating Income	$4,512,055	4,295,458

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for 2010 were $3,796,727, which represents an increase of $1,755,609 or 86% from the expenses of $2,041,118 from the prior year.  Major items of included in Selling and Administrative Expenses were the following:

	2010	2009
Advertising	$1,752,043	$1,054,249
Office expense	256,323	293,668
Salaries and benefits	670,759	249,746
Sales tax	466,228	391,300
Other	651,374	52,155
Total	$3,796,727	$2,041,118

    During the 2010 period, we continued with our plan to substantially increase our advertising and promotional efforts which began in 2009. As a result, during the 2010 period, we incurred $1,752,043 in advertising costs, an increase of $697,794 or 66.2% from $1,054,249 for the prior period. During the 2010, period, we increased the compensation and benefits paid to our officers and employees by $421,013 to $670,759 as a result of our increased revenues.  In addition, due to the increased revenues, other expenses were $651,374 for the current period, an increase of $59,219 or 1,150% from $52,155 for the prior period.

Operating Income (Loss).
We generated operating income for the 2010 period of $4,512,055 compared with $4,295,458 for the 2009 period.  The reasons for this reduction are discussed above.

Other Income and Expenses.
We received $1,074,512 in interest income during the 2010, the result of a change in our arrangement with Wonder University.  We frequently make advances to the University.  These are now compensated by interest charges.  During 2010, these charges were made at a 5.85% rate.  These interest charges were fully paid during the year.  Other income was $132,502 in 2010, compared with $123,820 in 2008.  Interest expense was $101,939 in 2010, compared with $78,122 in 2009, reflecting an increase in the balance of short term loans. Other expense which is includes accruals penalties we may pay to resolve income tax problems, was $967,079 compared with $707,679 in the 2009 period. The penalty accruals will increase each year until the problem is resolved.

Foreign currency translation adjustment.
The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was a gain of $590,644 for the 2010 period compared with a gain of $39,154 for the 2009 period. The increase reflects the strengthening of the conversion rate during 2010  of the Yuan (RMB) against the US Dollar.

Total Comprehensive Income
For the 2010 year end period, we had a total comprehensive income of $3,877,516 compared with a total comprehensive income for 2009 of $2,636,157.  Total comprehensive income is the combined sum of net income and comprehensive income.  Since each of these increased for the 2010 period, the combined amount also increased.

Income Per Share.
Income applicable to common stock holders was $0.16 per share in 2010 compared with $0.13 per share during 2008.  The change in income per share is reflective of the earnings increase as the number of common shares subscribed has not changed.

Current trends in the industry
We have experienced a consistent trend of sales increases due to expansion of the numbers of our schools and increased government support for technical training.  We expect this trend to continue and, in order for us to retain our market share and increase and surpass revenue levels previously achieved, we will continue to expand the number of schools that we operate.  We will also focus on maintaining good government relations by providing what we believe to be a higher level and quality of service. We wish to attract new students by providing this level of service consistently.

We have been able to retain our market share and expect to increase our student base and level of sales with our existing methods of marketing, sales staff and the service we provide. We believe that service is the most important factor in our marketing mix. As mentioned above "Trends in the Market", with new developments in rural areas, the PRC will be supporting the training we provide.  We anticipate such developments will increase our sales significantly.

Liquidity and Capital Resources.
As of December 31, 2010, we had a working capital deficit of $17,215,023, compared to a working capital deficit of $12,820,407 as of December 31, 2009. The increase is due principally to an increase in the liability for income taxes and related penalties, bank drafts payable, other payables, and advanced tuitions payments.

Over the next 12 months, we will require additional working capital of approximately $1,000,000 to sustain our working capital needs based on projected sales of $11,500,000:  See plans for expansion below for additional capital needs to grow the business.

Sources of Capital.

We expect our revenues generated from operations to cover our projected working capital needs; however, if additional capital is needed, we will explore financing through options such as shareholder loans. Shareholder loans are without stated terms of repayment. We have no formal agreement that ensures that we will receive such loans. In the event shareholder loans are not available, we may seek long or short term financing from local banks.

We have credit facilities with two local banks. The balances at December 31, 2010 and 2009 were $1,966,182 and $1,901,363, respectively.  One of the loans ($453,734) bears interest at 5.76%; the second loan ($1,512,447) bears interest at the prime rate of the People’s Bank of China, plus 2%.

In addition, we have an over-draft arrangement with a local bank similar to a letter of credit, under which drafts are drawn to satisfy our obligations.  These drafts are usually due in less than one year and payment is guaranteed by the bank.  We are to maintain a collateral deposit of $1,512,447 with the bank.  The deposit is reported on the balance sheet as Restricted Cash. There is no interest charged for these drafts, but the bank charges a fee for the service.  Drafts totaling $3,024,895 were outstanding at December 31, 2010.

Plans for Expansion

Given sufficient funding, we expect to expand our operations throughout China by establishing additional schools. Each new school will have a full complement of staff.  The capital needed for each new school is about $1,500,000 and is not included in the working capital needs. On March 9, 2010, US Wonder entered into an Investment Banking Engagement Agreement (the “Investment Agreement”) with a New York City-based National Securities Corp. (“National”), which we hope will assist us to raise the capital needed for expansion. Pursuant to the terms of the Investment Agreement, National has agreed to provide Investment Banking and Financial Advisory services to the Company, including an agreement to seek investment capital of up to $10 million.  As compensation for these services, the Company agreed to pay National a due diligence fee of $10,000 and will pay a Transaction Fee equal to 5% of the “Aggregate Consideration” paid at the closing of the transaction as well as a Financing Fee equal to 8% of all equity funding raised in private markets. Additionally, National will receive warrants for a number of shares equal to 8% of all shares sold.

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Material Commitments

We do not have any material commitments for capital expenditures other than what was discussed relating to establishment of new facilities.

Seasonal Aspects

Our business is seasonal in that sales are particularly low in the summer months, due to school vacations.  Sales are usually higher at the start of new semesters.

Off Balance Sheet Arrangements

We have no off balance sheet financing arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

The audited financial

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer who serves as our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO’’) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer.  The Board of Directors elects our executive officers annually.  Our directors serve one-year terms or until their successors are elected and accept their positions.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  There are no family relationships or understandings between any of the directors and executive officers.  In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Name of Director or Executive Officer	Age	Current Position and Office	Date Position Started& Term of Office
Chungui Xie	43	Chairman of the Board	April 17, 2008, One Yr.
Xiang Wei	41	Chief Executive Officer	May 1, 2008, One Yr.
WenMing Xie	41	Chief Financial Officer	May 1, 2008, One Yr.

Chungcui Xie

Mr. Xie Chungui, is the founder and chairman of US Wonder and founder of China Wonder.  Mr. Xie is the president of Li Hongzhang Research Society, honorary president of Liu Mingchuan Research Society, general director of Xu Beihong Education Foundation, branch director of China Association for Promoting Democracy in Hefei, National Peoples Congress member in Hefei, vice-president of Anhui Computer Industry trade association and executive member of Anhui Association of Industry and Commerce.

Mr. Xie is constantly blazing new trails, exploring and perfecting the Wonder-style teaching method. He motivates Wonder's management to emphasize high quality teaching to their students. Mr. Xie founded the first computer school in Anhui and invented the now famous nationally "Wonder 1+3" teaching method. He is recognized as the leader in IT education in China. A few short years later since its founding, the network of China Wonder computer education had expanded to East China, Central China, North China, Northeast China and many other places. Mr. Xie currently co-operates with U.S. Microsoft , the United States sector Networks, Canada Quebec Board of Education, Indian Asian Institute of Information Technology, Charles-Tudor University in Australia, South Korea South Hanba University, Shuntianxiang University and many other famous universities.

Mr. Xie is a man of strong social responsibility and has the pioneering and innovative spirits. He supports China's plan for science and education; he has successfully demonstrated a successful civilian-run vocational institution. In the years 2004 and 2005, he was awarded the honorary title of “VIP of the Time in China Computer Education” in Beijing. In December 2004, he was honored as “The Most Influential Figure of China Private Education” by Education Association of China. From 2005 to 2007, he had been received the titles of “20 Years’ Special Contribution Award of Anhui Consumer Rights Protection” and “Chinese Leader of Huizhou merchants”.

Xiang Wei

Mr. Wei Xiang (Frank Wei) has been the CEO of US Wonder since inception and China Wonder since April 2005.

Mr. Wei graduated from Anhui University's Department of Chemistry in July 1991 and then worked for the university until April 2005. From July 1991 to August 1996, he taught in the chemistry department of AU; in August 1996, he moved to Office of Educational Administration in A.U., responsible for the management of teaching and laboratory work. From August 1998 to April 2005, Mr. Wei had participated in the construction work of experimental materials and equipment management department in Anhui University. He took charge of the planning, design and construction work for the new campus center. Mr. Wei has a post graduate degree in engineering and master of Economic Laws.

While working full time at his various jobs, Mr. Wei had hosted computer related education programs at Hefei radio station, Hefei television station and Anhui People Radio Station. In July 1995, he originated the first computer topic program Computer Time, which lasted five consecutive sessions and had a great influence in the field of IT broadcasting. Mr. Wei had earlier participated in the curriculum design as well as teaching planning, market planning and publicity drives of many local vocational schools. He has a good understanding and rich management experience in China's current IT training market.

WenMing Xie
Mr. Xie received his Bachelor of Science degree in 1989 from Fudan University.  From 1989 to 1999, he worked for the state government in Anhui as accountant. Since 1999, Mr. Xie has worked for Anhui Wonder Vocational School as vice principal and chief accountant and certified public accountant. He became chief financial officer of Wonder in February 3, 2006.

We believe that Chungui Xie, as chairman, Xiang Wei as chief executive officer, and WenMing Xie, as chief financial officer, are each qualified to and should be a director of Wonder. All three parties, in particular Mr. Chungui Xie, have both been instrumental in establishing and developing Wonder and overseeing its operations.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. We have no significant employees other than the officers and directors described herein.

There are no family relationships between any of our officers and directors.

To the best of our knowledge, none of our directors or executive officers nor the director or officers of Eastbridge Investment Group Corporation, who may be deemed a promoter of the Company, has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer, however, we intend to adopt one in the near future.

EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended December 31, 2008 to 2010 to the Company’s highest paid executive officers.

Summary Compensation Table

Name and Position	YEAR	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Chung Gui Xie,	2008	88,000	0	0	0	0	0	0
Chairman	2009	118,000	0	0	0	0	0	0
	2010	118,000	0	0	0	0	0	0
Xiang Wei,	2008	44,100	0	0	0	0	0	0
Chief Executive	2009	59,000	0	0	0	0	0	0
Officer	2010	59,000	0	0	0	0	0	0
Wen Ming Xie,	2008	36,700	0	0	0	0	0	0
Chief Financial	2009	51,500	0	0	0	0	0	0
Officer	2010	51,500	0	0	0	0	0	0

(1)	All amounts are expressed in US Dollars based upon a RMB to US exchange rate of 6.8 RMB to 1 US Dollar.

Employment Agreements.

We have employment agreement with our chairman, chief executive officer and chief financial officer. On February 1, 2008, we entered into a month to month employment agreement with our Chairman which provides for a salary of $6,000 per month. On October 15, 2009, we entered into an employment agreement with our Chief Executive Officer  which provides for a salary of $5,000 per month. The agreement expires on October 15, 2014. On February 3, 2006, we entered into an employment agreement with our Chief Financial Officer  which provides for a salary of $4,600 per month. The agreement expired on February 3, 2011.

Other than as stated herein, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. We have no employment or other compensation agreements with our officers or directors.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2010. No equity awards were made during the fiscal year ended December 31, 2010.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2010.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2010.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2010.

Potential Payments Upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the fiscal year ended December 31, 2010.

Compensation Committee Interlocks and Insider Participation

During the fiscal year 2010 we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers. None of our executive officers has served on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2011, with respect to the beneficial ownership of the outstanding common shares by (i) each of our executive officers and directors; (ii) our directors and executive officers as a group; and (iii) any holder of more than five (5%) percent. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  Except as indicated, the address for each party is 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China,  the address of our PRC headquarters.

	Number of shares Of Common Stock
Name and Address of	Beneficially	Percent of
Beneficial Owner	Owned(1)	Class(2)
Officers and Directors
Xie Chungui - Chairman	16,600,000	83%
Xiang Wei - Chief Executive Officer and Director	0	0
WenMing Xie - Chief Financial Officer and Director	0	0
All officers and directors as a group (3 persons)	16,600,000	0

5% or greater shareholders
Eastbridge Investment Group Corp.(3)	3,400,000	17%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has ownership of and voting power and investment power with respect to our Ordinary Shares or Preferred Shares. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 20,000,000 shares of Common Stock issued and outstanding as of March 31, 2011.

(3)	The address of this party is 8040 E. Morgan Trail, #18, Scottsdale, AZ 85258. Norm Klein is the Chief Financial Officer of Eastbridge Investment Group Corp

Equity Compensation Plan Information.

During fiscal year 2010, no options have been granted under an Equity Compensation Plan or any other similar plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 28, 2008, we entered into an agreement with Eastbridge Investment Group Corp. (“Eastbridge”) pursuant to which Eastbridge agreed to provide assist the Company in becoming an publicly traded company in the United States, among other services. In exchange, Eastbridge received 3,400,000 share of our common stock.

The Company president controls a number of Chinese enterprises which are involved in the field of education and in other fields.  Advances were made to nine of these companies during the year 2010 and to nine of them during the year 2009.  In addition, advances were received from four of these companies during the year 2010 and from five of these companies during the year 2009.  Activity in these accounts during 2010 and 2009 is summarized below.

	Advances To	Advances From
Balances, December 31, 2008	$16,973,854	$2,375,487
Advances during 2009	45,124,230	923,599
Repayments during 2009	(39,410,368)	(1,098,197)

Balances, December 31, 2009	22,687,716	2,200,889
Advances during 2010	49,743,308	1,134,295
Repayments during 2010	45,040,777	3,309,903
Balances, December 31, 2010	$28,282,424	$-

These schedules are not additive, because the records are kept in the Chinese currency (RMB) and currency exchange rates have changed during these periods.

Prior to January 1, 2010, interest was not charged on these advances.  Effective January 1, 2010, Wonder University agreed to pay interest on advances made to the University at the Basic Rate charged for borrowings by the Peoples’ Bank of China, which in 2010 was 5.85%.  The outstanding balance of advances to Wonder University was $18,307,763 at December 31, 2010 and $17,754,530 at December 31, 2009.  Such interest charges during 2010 totaled $1,075,386.

During the year 2006, the Company president advanced $37,000 to the Company.  That advance was repaid during 2009.

During 2007 and 2008, payments were made on behalf of the Company president.  The outstanding balance of these was $526,000 at December 31, 2008; this balance was repaid during 2009.

During the year 2008, the Company purchased computers from one of the companies controlled by the Company president.  These purchases totaled $149,952.

Other than as stated herein, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our last fiscal year or in any proposed transaction to which we are proposed to be a party:

(i).   Any of our directors or officers;
(ii).  Any proposed nominee for election as our director
(iii). Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock
(iv). Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by Jeffrey & Company, Certified Public Accountants,  our independent registered public accounting firm, during the fiscal years ended December 31, 2010 and December 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

                           Fiscal year ending        Fiscal year ending
                                                 December 31, 2010     December 31, 2009
                                                       ---------------------   --------------------
                                                      ---------------------   --------------------
Audit Fees                                            $ 45,000              $45,000
Audit Related Fees                                NIL                 NIL
Tax Fees                                                   NIL                 NIL
All Other Fees                                        $NIL                NIL

Audit Committee Policies

The Board of Directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimus exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the Board of Directors prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimus exceptions.

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration  statement to be signed on the behalf by the undersigned, thereunto duly authorized.

Wonder International Education & Investment Group Corporation

Date April 15, 2011	By:	/s/ Xie Chungui
Xie Chungui
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xie Chungui	Chairman/Director	April 15, 2011
Xie Chungui

/s/ Xiang Wei	Chief Executive Officer	April 15, 2011
Xiang Wei

/s/ Wen Ming Xie	Chief Financial Officer	April 15, 2011
Wen Ming Xie

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wonder International Education & Investment Group Corporation

We have audited the accompanying consolidated balance sheets of Wonder International Education & Investment Group Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wonder International Education & Investment Group Corporation as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Jeffrey & Company
Jeffrey & Company, Certified Public Accountants
April 15, 2011

Wayne, New Jersey

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current Assets:
Cash	$1,338,316	925,011
Restricted cash	1,512,447	1,462,587
Miscellaneous receivables	226,048	423,805
Accrued interest receivable	11,034	-
Deferred income taxes receivable	1,231,072	932,758
Teaching supplies	18,619	23,961
Total current assets	4,337,536	3,768,122

Fixed Assets:
Building	4,376,314	4,305,905
Computers and related furniture and equipment	6,283,007	3,454,755
Vehicles	771,840	305,270
Total fixed assets	11,431,161	8,065,930
Less accumulated depreciation	3,729,958	3,042,151
Net fixed assets	7,701,203	5,023,779

Other Assets:
Advances to related parties	28,282,424	22,687,716
Total other assets	28,282,424	22,687,716

Total Assets	$40,321,163	$31,479,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank loan payable	$1,966,182	$1,901,363
Bank drafts payable	3,024,895	1,462,587
Accounts payable	214,459	414,519
Other accounts payable	2,554,068	1,271,328
Advanced tuition payments	4,924,289	3,731,032
Accrued liabilities	433,983	229,340
Stockholder advance	756,223	-
Advances from related parties	-	2,200,889
Taxes payable	7,678,460	5,377,471
Total current liabilities	21,552,559	16,588,529

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without
par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	6,249,154	4,277,030
Earnings appropriated for statutory reserves	4,166,101	2,851,353
Accumulated other comprehensive income	2,494,567	1,903,923
Total stockholders’ equity	18,768,604	14,891,088
Total Liabilities and Stockholders’ Equity	$40,321,163	$31,479,617

The accompanying notes are an integral part of these financial statements.

1

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenue	$12,714,429	$11,261,812
Cost of Sales	4,405,647	4,925,236
Gross Profit	8,308,782	6,336,576

Selling and Administrative Expenses	3,796,727	2,041,118
Operating Income	4,512,055	4,295,458

Other Income and Expense:

Interest Income	1,100,291	-
Other Income	132,502	123,820
Interest Expense	(108,939)	(78,122)
Other Expense	(967,079)	(707,679)

Income From Continuing Operations Before Income Taxes	4,668,830	3,633,477

Provision for Income Taxes:
Current Provision	1,641,910	1,082,339
Deferred Provision (Benefit)	(259,952)	4,989
Net Tax Provision	1,381,958	1,087,328

Income From Continuing Operations	3,286,872	2,546,149

Discontinued Operations:
Income from discontinued component	-	67,805
Provision for related income taxes	-	16,951
Income from discontinued operations	-	50,854
Net income	3,286,872	2,597,003

Other comprehensive income – foreign currency
translation adjustments	590,644	39,154
Total comprehensive income	$3,877,516	$2,636,157

Income Per Share -
Basic and Diluted	$.16	$.13

Weighted average number of shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, and 2009

					Accumulated
					Other
	Common Stock		Statutory	Retained	Comprehensive
	Shares	Amount	Reserves	Earnings	Income	Total
Balance January 1, 2009	20,000,000	$5,858,782	$1,812,552	$2,718,828	$1,864,769	$12,254,931

Net income for year				2,597,003		2,597,003

Allocation of statutory reserves			1,038,801	(1,038,801)		-

Other comprehensive income					39,154	39,154

Balance, December 31, 2009	20,000,000	5,858,782	2,851,353	4,277,030	1,903,923	14,891,088

Net income for year				3,286,872		3,286,872

Allocation of statutory reserves			1,314,748	(1,314,748)		-

Other comprehensive income					590,644	590,644

Balance, December 31, 2010	20,000,000	$5,858,782	$4,166,101	$6,249,154	$2,494,567	$18,768,604

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATIONS:
Net income from continuing operations	$3,286,872	$2,561,301
Adjustments to reconcile net income to net cash
provided by operating activities:
Charges not requiring the outlay of cash:
Depreciation	569,713	684,574
Increase (decrease) in advanced tuition payments	1,039,808	(19,956)
Deferred tax expense (benefit)	(259,952)	4,989
Changes in assets and liabilities:
Decrease (increase) in employee receivables	-	80,626
Decrease (increase) in other receivables	397,823	659,709
(Increase) decrease in teaching supplies	8,634	(17,425)
Decrease (increase) in accrued interest receivable	(10,762)	239,757)
Decreases in accounts payable	-	(60,375)
Increases in other accounts payable	828,857	910,298
Decreases in amounts due to employees	-	(30,608)
Increases in taxes payable	2,063,006	1,420,169
Increase (decrease) n accrued liabilities	172,120	72,592
Increases in advances to related parties	(4,702,531)	(5,668,608)
Decrease (increase) in advances from related parties	(2,219,866)	(180,408)

Net Cash Provided By Continuing Operating Activities	1,173,722	656,635

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net income from discontinued operations	-	50,854
Increase in taxes payable	-	16,951
Decrease( increase) in short term loans receivable	-	10,573,849

Cash Provided By Discontinued Operating Activities	-	10,641,654

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	(3,014,151)	(28,498)
Loans to officers	-	485,835
Decrease in restricted cash	-	438,540
Net Cash Provided (Consumed) By Investing Activities of
Continuing Operations	(3,014,151)	895,877

CASH FLOWS FROM FINANCING ACTIVITIES:

Advance from shareholder	737,599	-
Borrowings under short term loans	-	1,023,260
Increase in bank drafts payable	1,475,198	-
Net Cash Provided By Financing Activities of Continuing Operations	2,212,797	1,023,260

CASH FLOWS FROM FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS:

Borrowings under short term loans	-	(12,594,620)

Cash Consumed by Discontinued Financing Activities	-	(12,594,620)
Effect on cash of exchange rate changes	40,937	969
Net change in cash	413,305	623,775
Cash balance, beginning of period	925,011	301,236

Cash balance, end of period	$1,338,316	$925,011

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.  ORGANIZATION and BUSINESS

Organization and Business of the Company

The Company was organized in the state of Arizona on April 17, 2008, for the purpose of providing computer related IT education in The People’s Republic of China (PRC).  On April 26, 2008, the Company entered into an agreement (the Agreement) under which 20,000,000 shares of its common stock were exchanged for all the equity interests of Anhui Wonder Education & Investment Management Corporation (China Wonder), a company incorporated in the PRC.  This transaction was accounted for as a reverse merger, with China Wonder treated as the acquiring company.  The Company had no assets or liabilities on the date of the merger, so no allocation of the purchase price was made.

Business

China Wonder was incorporated in the PRC, on April 1, 2008.  Its operations are headquartered in the city of Hefei, which is the capital of Anhui province.  It operates information technology schools through seven subsidiaries (see Note 2) in Hefei and in six other cities of the PRC.  Each of the seven subsidiaries of China Wonder is licensed by local authorities to operate a school.  Prior to the acquisition of China Wonder by the Company, the Company had no operating history and had no assets, liabilities, or equity.  As a result of entering into the Agreement, the shareholders of China Wonder became shareholders of the Company.

On November 1, 2010, the Company purchased a non-operating wholly owned foreign company, named Anhui Lang Wen Tian Cheng Consulting and Management Co., Ltd (Wonder WFOE). Wonder WFOE is a wholly foreign owned entity (as defined under PRC law) organized under PRC law and located in Anhui province of the PRC. On November 3, 2010, the Company, China Wonder, the seven operating companies, and the majority shareholder of Company common stock entered into an Operating Agreement, a Proxy Agreement, and a Consulting Service Agreement with Wonder WFOE.  The Operating Agreement provides, among other things, that the Chinese companies will conduct operations under the guidance of Wonder WFOE, and that they will not conduct any transactions that might have a material affect on their assets, liabilities or company operations without written permission from Wonder WFOE.  The Proxy Agreement assigned to Wonder WFOE the voting rights of the equity interests of the Chinese companies.  The Consulting Service Agreement provides that Wonder WFOE will provide advice and assistance to the Chinese companies in all major aspects of their businesses.  The combination of the authority granted by these three agreements provides Wonder WFOE with operational control of each of the Chinese companies.  Wonder WFOE is compensated under the Consulting Service Agreement with fees equal to the profits of the Chinese companies.  The fees are calculated and paid at the end of each quarter in amounts equal to the net income as reported in the quarterly consolidated financial statements of China Wonder and its consolidated subsidiaries.  The contracts give Wonder WFOE operational control of China Wonder and the seven operating companies.

The seven schools and China Wonder are obligated to Wonder WFOE under operating agreements, asset pledge arrangements, and a consulting agreement, as noted above, under which the Wonder WFOE controls the operations and cash flows of these Chinese companies, and realizes the benefits and assumes the risks of ownership of them. For these reasons the Company believes it meets the standards for consolidating these companies as specified in pronouncements of Financial Accounting Standards Board (FASB).

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.  ORGANIZATION and BUSINESS (CONT’D)

Risks and Uncertainties

China Wonder operates under the authority of a business license which was granted April 10, 2008 and expires April 10, 2028.  Renewal of the license will depend on the result of government inspections which are made to ensure environmental laws are not breached.

The officers of the Company control through direct ownership most of the outstanding stock of the Company.  As a result, insiders will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of the Company directors.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, China Wonder, and the seven wholly owned subsidiaries of China Wonder, listed below. All intercompany balances and transactions have been eliminated in consolidation.

Dates of Formation

Anhui Wonder Computer Institute	01/06/06
Fujian Wonder Computer School	04/30/05
Henan Wonder Computer Institute	12/24/06
Hubei Wonder Computer School	07/25/02
Jiangsu Wonder Computer School	04/25/05
Liaoning Wonder Computer School	05/10/07
Zhejiang Wonder Computer School	08/29/03

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, short term loans receivable and related accrued interest, and miscellaneous receivables.  However, all Company assets are located in the PRC and Company cash balances are on deposit at financial institutions in the PRC, the currency of which is not free trading.  Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guaranty that Chinese currency can be converted to U.S. or other currencies.

Recognition Of Revenue

Revenue is recognized when product is delivered to customers.  All students pre-pay for the courses they take, generally on an annual or school year basis.  The revenue is then recognized ratably over those periods as classes occur.  No provision is made for any right of return that may exist as the payments are non-refundable.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, short term loans and related interest, other receivables, bank loans payable, accounts payable, accrued liabilities, other liabilities, and advances from affiliated companies, approximate their fair values at December 31, 2010.

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed using the straight line method, with lives of fifty years for buildings, five years for computers and related equipment and furniture, and eight to ten years for automobiles.

Taxes

China Wonder generates its income in China where Value Added Tax, Income Tax, City Construction and Development Tax, and Education Surcharge taxes are applicable.  Neither the Company nor China Wonder conducts any operations in the U.S.; therefore, U.S. taxes are not applicable.

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimated.

Common Stock

Common stock of the Company may occasionally be issued in return for services.  Values will be assigned to these issuances equal to the market values of the common stock at measurement dates.  Measurement date is defined under pronouncements of the FASB which state the criteria to be used for the valuation of stock issued for goods and services.

Stock Options

Stock options, if issued, will be valued at fair value on the dates of issuance using a Black Scholes valuation model, in accordance with pronouncements of the FASB.

Recently Adopted Accounting Pronouncements

Management believes that none of the recently adopted accounting pronouncements will have a material affect on the Company financial position, results of operations, or cash flows.

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income.  Resultant gains during the years 2010 and 2009 are all the result of gains from translations of Chinese currency amounts to U.S. dollars.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Foreign Currency Translation

All Company assets are located in China.  These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi), which is the functional currency.  They are translated into US dollars as follows:

(a)  Assets and liabilities, at the rates of exchange in effect at balance sheet dates;

(b)   Equity accounts, at the exchange rates prevailing at the times of the transactions that established the equity accounts; and

(c)  Revenues and expenses, at the average rate of exchange for each reporting period.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income.

Product Warranties

Refunds to students who withdraw from courses are rarely made and are made only at the discretion of the Company.  For this reason and, since revenue is recognized only as services are provided, no provision is needed for possible withdrawals.

Net Income Per Share

The Company computes net income per common share in accordance with pronouncements of the FASB and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under these provisions, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period.  The number of weighted average shares outstanding as well as the amount of net income per share are the same for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

Advertising Cost

The Company expenses advertising costs when an advertisement occurs.  Amounts expensed were $1,752,043 during 2010 and  $1,054,249 during 2009.

Segment Reporting

Management treats the operations of the Company as one segment.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

3.  STATUTORY RESERVE

As required by the Chinese law that governs accounting, the Company allocates 10% of its after tax profits, if any, to a Statutory Reserve Fund and 5% to a Statutory Public Welfare Fund, as determined from year to year.  These funds are allocated appropriately until reserves reach 50% of Paid in Capital. In addition, Chinese law requires an allocation of 25% of the after tax profits of a private school to a Development Fund. The Company has made these allocations of after tax profits.

4.  RELATED PARTY TRANSACTIONS

The Company president controls a number of Chinese enterprises which are involved in the field of education and in other fields.  Advances were made to nine of these companies during the year 2010 and to nine of them during the year 2009.  In addition, advances were received from four of these companies during the year 2010 and from five of these companies during the year 2009.  Activity in these accounts during 2010 and 2009 is summarized below.

	Advances To	Advances From
Balances, December 31, 2008	$16,973,854	$2,375,487
Advances during 2009	45,124,230	923,599
Repayments during 2009	(39,410,368)	(1,098,197)

Balances, December 31, 2009	22,687,716	2,200,889
Advances during 2010	49,743,308	1,134,295
Repayments during 2010	45,040,777	3,309,903
Balances, December 31, 2010	$28,282,424	$-

These schedules are not additive, because the records are kept in the Chinese currency (RMB) and currency exchange rates have changed during these periods.

Prior to January 1, 2010, interest was not charged on these advances.  Effective January 1, 2010, Wonder University agreed to pay interest on advances made to the University at the Basic Rate charged for borrowings by the Peoples’ Bank of China, which in 2010 was 5.85%.  The outstanding balance of advances to Wonder University was $18,307,763 at December 31, 2010 and $17,754,530 at December 31, 2009.  Such interest charges during 2010 totaled $1,075,386.

During the year 2006, the Company president advanced $37,000 to the Company.  That advance was repaid during 2009.

During 2007 and 2008, payments were made on behalf of the Company president.  The outstanding balance of these was $526,000 at December 31, 2008; this balance was repaid during 2009.

During the year 2010, the Company purchased computers and computer equipment from a company controlled by the Company president.  These purchases totaled $2,584,695.  The Company has a policy of pricing these products on the internet from independent suppliers before executing a purchase contract with an affiliated company.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

5.  RENTALS UNDER OPERATING LEASES

The Company conducts its operations from its principal business office in Hefei, China.  These offices are owned by the Company president and are operated without charge.  If rent were charged for this space, it would be $3,591 per month.  Five of the schools rent classroom, office, and dormatory space under operating leases.  There are leases for nine facilities at these five schools.  Seven of these leases expire more than one year after December 31, 2010.  Future rent for these leases is presented below:

2011	$1,012,626
2012	1,012,626
2013	899,873
2014	766,732
2015	761,384

 6.  BANK LOANS

The Company has two short term bank loans.  The balances at December 31, 2010 and 2009 were $1,966,182 and $1,901,363, respectively.  One of the loans ($453,734) bears interest at 5.76%; the second loan ($1,512,447) bears interest at the prime rate of the People’s Bank of China, plus 2%.

7.  BANK DRAFTS PAYABLE

The Company has an arrangement, similar to a letter of credit, with a Chinese bank under which drafts are drawn to satisfy Company obligations.  These drafts are usually due in less than one year and payment is guaranteed by the bank.  The Company is required to continuously have funds on deposit with the bank to collateralize the drawn drafts.  There is no interest charged for these drafts, but the bank charges a fee for this service.  Drafts totaling $3,024,895 were outstanding at December 31, 2010.

8.  SMALL LOAN BUSINESS

During the year 2008, the Company began a small loan business.  Loans totaling $10,553,301 were outstanding at December 31, 2008.  These loans bore interest at a rate of 1.64% per month.  They were financed by borrowings which did not require the payment of interest; the outstanding balances of these loans totaled $12,570,144 at December 31, 2008.  They were fully paid during 2009.  Interest income generated by this small loan business $67,805 during 2009.  Since this business is unrelated to the basic business of the Company, it was discontinued during 2009 and turned over to an entity controlled by the Company president.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

9.  INCOME TAXES

The Company is required to file income tax returns in both the United States and China.  Its operations in the United States have been insignificant and income taxes have not accrued.  In China, the Company is responsible to file tax returns for each of its eight subsidiaries.

The Company has not filed all of the tax returns that are required in China.  It has, however, recognized its obligations for income taxes and related penalties by accruing appropriate expenses and liabilities on the financial statements.  The Company is in the process of negotiating with taxing authorities to which it is responsible to bring its filing status current.  It does not expect resultant settlements to exceed the amounts accrued. (see also Note  #11)

The Company has one class of transactions that causes the recognition of a significant deferred tax benefit:  The Company recognizes revenue only as it is earned; for income tax purposes, however, revenue is recognized as it is collected, resulting in the accrual of taxes before the income is recognized on the financial statements. Under pronouncements of the FASB, deferred tax assets may be recognized unless it is more likely than not that the tax benefit will not be realized.  The Company recorded deferred tax assets in 2010 and 2009 of $932,758 and $1,231,072, respectively.

A reconciliation of the taxes calculated by applying the Chinese statutory rate to pre tax income with the provisions for income taxes is presented below.

	2010	2009
Taxes calculated using statutory rates	$1,167,208	$930,929
Effect of non deductible expenses	229,100	172,057
Other factors	(14,350)	(15,658)
Provisions for income tax	$1,381,958	$1,087,328

10.  EXPENSES

Major items included in Selling & Administrative expenses were the following:

	2010	2009
Advertising	$1,752,043	$1,054,249
Office expense	256,323	293,668
Salaries and benefits	670,759	249,746
Sales tax	466,228	391,300
Other	651,374	52,155
Total	$3,796,727	$2,041,118

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash was paid for interest during 2010 and 2009 in the amounts of $83,073 and $ 56,454.

Cash was paid for income taxes in the amounts of $7,538 in 2010 and $2,137 in 2009.

Except for the reverse merger described in Note 1, there was no non cash financing or investing activity during either 2010 or 2009.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

12.  CONTINGENCIES

Consistent with business practices in China, the Company carries no insurance except for auto insurance.

As noted in Note 10, the Company is in negotiations with taxing authorities in the PRC to bring its filing status current.  Although the Company does not expect its total obligation to exceed the tax liabilities recorded on the balance sheet, penalties could be assessed of up to 18% per year (not compounded). These penalties could total $        as of December 31, 2010. They have been accrued and are included in other accounts payable on the balance sheet. Charges of $916,402 and $ 688,227, respectively, are included in non operating expense on the 2010 and 2009 statements of income. In addition to these potential penalties, other consequences are possible. Although the Company does not expect any adversity beyond having to pay the income taxes, the potential exists for the PRC government to obtain a priority lien against all Company assets and to pursue criminal charges against it’s officers and directors.

13.  SUBSEQUENT EVENTS

In May 2009, the FASB issued a pronouncement which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company included the requirements of this guidance in the preparation of the accompanying consolidated financial statements, and concluded its review on the date of issuance of these financial statements.

A recent pronouncement of the FASB requires regular analysis of the relationship between the Company and its operating subsidiaries to determine that it continues to have a controlling financial interest in those operating companies. This analysis will focus on determining that the Company has each of the following relationships with its operating subsidiaries:

A.  The power to direct the activity that most significantly impacts the entity’s economic performance; and

B.  That it has the obligation to absorb losses of the operating companies that could potentially be significant and the right to receive benefits from the operating companies that could potentially be significant.

The Company does not expect that this analysis will change its obligation to consolidate the subsidiaries at anytime in the foreseeable future.