Form 10-Q
period 2011-03-31
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2011-05-23
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission file number: 333-163635

Wonder International Education & Investment Group Corporation

(Name of Small Business Issuer in its charter)

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

None

Check whether issuer (1) filed all reports to be filed by Section 13 or  15(d) of the Exchange Act during the past 12 months (or such shorter  period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days.

(1). [X] Yes  [  ] No (2). [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of May 18, 2011 was 20,000,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Page No.

       -Consolidated Balance Sheets as of December 31, 2010

        (audited) and March 31, 2011 (unaudited).

  3

       -Consolidated Statements of Income for the

        Three Month Periods Ended March 31, 2011 and March 31, 2010 (unaudited).

  4

       -Consolidated Statements of Cash Flows for the

        Three Months (Periods) Ended March 31, 2011 and March 31, 2010 (unaudited)

  5

       -Notes to the Consolidated Financial Statements (unaudited).

Item 2. Management's Discussion and Analysis and Plan of Operations.

11

Item 4. Controls and Procedures

14

PART II - OTHER INFORMATION

Item 6. Exhibits.

14

Signatures

15

2

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Current Assets:
Cash	$354,713	$1,338,316
Restricted cash	-	1,512,447
Other accounts receivable	241,530	226,048
Accrued interest receivable	-	11,034
Deferred tax asset	1,397,606	1,231,072
Teaching supplies	51,767	18,619
Total current assets	2,045,616	4,337,536

Fixed Assets:
Total fixed assets	11,504,902	11,431,161
Less accumulated depreciation	3,995,470	3,729,958
Net fixed assets	7,509,432	7,701,203

Other Assets:
Advances to related parties	30,971,480	28,282,424
Total other assets	30,971,480	28,282,424

Total Assets	$40,526,528	$40,321,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank loans payable	$1,978,661	$1,966,182
Bank drafts payable	-	3,024,895
Other accounts payable	3,214,171	2,768,527
Advanced tuition payments	5,590,412	4,924,289
Accrued liabilities	728,401	433,983
Stockholder advances	761,023	756,223
Taxes payable	8,396,395	7,678,460
Total current liabilities	20,669,063	21,552,559

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without
par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	6,829,292	6,249,154
Earnings appropriated for statutory reserves	4,552,859	4,166,101
Accumulated other comprehensive income	2,616,532	2,494,567
Total stockholders’ equity	19,857,465	18,768,604
Total Liabilities and Stockholders’ Equity	$40,526,528	$40,321,163

The accompanying notes are an integral part of these financial statements.

3

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For The Three Month Periods Ended March 31,

(Unaudited)

	2011	2010
Revenue	$3,916,588	$2,720,456
Cost of Sales	1,275,685	1,169,897
Gross Profit	2,640,903	1,550,559

Expenses:
Selling and Administrative Expenses	1,167,229	855,352
Operating Income	1,473,674	695,207

Other Income and Expense:
Other Income	22,359	17,644
Interest Income	241,858	273,051
Interest Expense	(41,491)	(34,723)
Other Expense	(305,466)	(222,112)

Inc Income Before Income Taxes	1,390,934	729,067

Provision for Income Taxes:
Current Provision	582,292	445,663
Deferred Provision	(158,254)	(207,625)
Total Tax Provision	424,038	238,038

Net Income	966,896	491,029

Other comprehensive income (loss) – foreign
currency translation adjustments	121,966	(29,551)
Total comprehensive income	$1,088,862	$461,478

Income Per Share -
Basic and Diluted	$.05	$.02

Weighted average number of shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31,

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATIONS:
Net income from continuing operations	$966,896	$491,029
Adjustments to reconcile net income with net cash
provided (consumed) by operating activities:
Charges not requiring the outlay of cash:
Depreciation	241,130	144,377
Deferred tax benefit	(158,255)	(207,625)
Increases in advanced tuition payments	633,020	830,501
Changes in assets and liabilities:
Increases in other accounts receivable	(34,433)	(292,453)
Increases in teaching supplies	(32,933)	(24,107)
Decrease (increase) in accrued interest receivable	11,072	(273,051)
Increases in advances to related parties	(2,502,199)	(1,946,213)
Increases in other accounts payable	426,811	345,620
Increases in taxes payable	667,237	556,179
Increases in accrued liabilities	311,237	170,602
Decrease in advances from related parties	-	(10,241)
Net Cash Provided (Consumed) By Operating Activities	529,583	(215,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,184)	(1,317)
Decreases in restricted cash	1,517,589	1,462,837
Net Cash Provided By Investing Activities	1,516,405	1,461,520

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short term loans	-	(1,462,837)
Repayments of drafts payable	(3,035,178)	-
Net Cash Consumed By Financing Activities	(3,035,178)	(1,462,837)

Effect on cash of exchange rate changes	5,587	151
Net change in cash	(983,603)	(216,548)
Cash balance, beginning of period	1,338,316	925,011

Cash balance, end of period	$354,713	$708,463

The accompanying notes are an integral part of these financial statements.

 WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim financial statements of Wonder International Education & Investment Group Corporation (“the Company”) as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010.

2.  SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest during the three month periods ended March 31, 2011 and March 31, 2010 was $28,809 and $9,158, respectively.  Cash paid for income taxes during the three month periods ended March 31, 2011 and March 31, 2010 was $6,650 and $375, respectively.

There were no noncash investing or financing activities during either of the periods presented.

3.  DETAILS OF EXPENSES

Details of expenses incurred during the three month periods ended March 31, 2011 and 2010 are presented below:

	2011	2010

Advertising	$392,092	$372,794
Sales tax	169,363	121,975
Management salary and benefits	66,158	74,829
Staff salary and benefits	89,493	90,743
Office expense	84,510	80,676
Recruitment	200,135	24,583
Maintenance	113,420	41,878
Other	52,058	47,874
Total expenses	$1,167,229	$855,352

 WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

4.  RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2011, the Company advanced $8,767,308 to related parties and received payments against these advances of $6,263,507. Our President and controlling shareholder is the majority equity owner of these related parties. As of March 31, 2011, the related party receivables totaled $30,971,480. The main recipient of the advances is Anhui Wenda Information Technology Professional College. As of March 31, 2011, the amount due from the college was $16,970,822.

During the three month period ended March 31, 2010 the Company advanced $3,026,734 to the related parties and received payments against these advances of $1,080,467.  It also received advances from related parties of $127,226 and made payments against those advances of $137,507.

Item 2. Management's Discussion and Analysis and Plan of Operations.

Unless the context indicates otherwise, as used in this Form 10-Q, references to the “Company,” “we,” “our” or “us” refer to Wonder International Education & Investment Group Corporation and our subsidiaries and variable interest entities.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Form 10-K filed with the Securities and Exchange Commission on April 15, 2011. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

General.

Organizational History.

Wonder International Education & Investment Group Corporation (“US Wonder”) is a US holding company, incorporated in Arizona on April 21, 2008. On November 1, 2010, US Wonder acquired all of the outstanding capital stock of Anhui Lang Wen Tian Cheng Consulting & Management Co., Ltd. (“WFOE”), a Chinese company.  WOFE is a wholly owned subsidiary of US Wonder.  On November 3, 2010, WFOE entered into a series of agreements with Anhui Wonder Education and Management Company, Ltd, a PRC company (“China Wonder”) including a Voting Right Proxy Agreement, Option Agreement, Equity Pledge Agreement, Consulting Services Agreement and Operating Agreement. China Wonder wholly owns seven separate vocational training schools in seven provinces in China.  These schools are non-governmental vocational education institutions in China. Wonder’s core business is to provide IT education. China Wonder's seven (7) vocational schools are in the following provinces of China: Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning.  Through our ownership of WFOE, we control China Wonder and the schools and have the ability to control any income produced by China Wonder.

Our United States offices are located at 8040 E. Morgan Trail, #18, Scottsdale, AZ 85258 and our phone number is 480-966-2020. Our PRC headquarters are located at 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China and our phone number is 86-0551-3687892.

Business Introduction.

China Wonder owns and operates seven separate vocational training schools located in seven provinces in China, namely Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning. These schools are non-state owned vocational education institutions in China. Wonder’s core business is to provide IT education. It also provides job placement services to its students at no charge through its 12 employment centers located nationwide.

Results of Operations for Three Months ended March 31, 2011 compared with March 31, 2010.

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2011	2010
Revenue	$3,916,588	$2,720,456
Cost of Sales	1,275,685	1,169,897
Gross Profit	$2,640,903	1,550,559

For the three months ended March 31, 2011, our revenues grew to $3,916,588 from $2,720,456 for the comparable 2010 period. The increase of $1,196,132 or 44% is the result of an aggressive marketing and promotional campaign that began in 2009.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at most of the seven Company schools.   We expect further growth in our revenues for the remainder of fiscal 2011.

Expenses:	2011	2010
Selling and Administrative Expenses	$1,167,229	$855,352
Operating Income	$1,473,674	$695,207

Selling and Administrative Expenses (which include advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2011 three month period were $1,167,229, which represents an increase of $311,877 or 36.4% from the expenses of $855,352 of the prior period.

Major items of included in Selling and Administrative Expenses were the following:

	2011	2010
Advertising	$392,092	$372,794
Sales tax	169,363	121,975
Management salary and benefits	66,158	74,829
Staff salary and benefits	89,493	90,743
Office expense	84,510	80,676
Recruitment	200,135	24,583
Maintenance	113,420	41,878

During the first quarter of fiscal 2011, we leveled our advertising and promotional expenditures compared to those of the prior year’s quarter. As mentioned above, we increased our advertising and promotional efforts commencing in fiscal 2009.  As a result, during the 2011 period, we incurred $392,092 in advertising costs, a slight increase of $19,298 or 5.2% from $372,794 for the prior period. Sales tax for the current quarter increased by 38.9% from the prior quarter coincident with our revenue growth. We pay sales tax on sales to students. Management salary and benefits for the current quarter decreased by 11.6% from the prior quarter. Staff salary and benefits for the current period were relatively flat compared to those of the prior quarter. We were able to increase revenues during the current period without a concomitant increase our marketing headcount. Recruitment which represents expenses incurred in promoting our schools to high school students increased during the current quarter by 714% from the prior period due to intensive efforts at four of our school locations.  Our management decided to increase our recruiting efforts in the first quarter of this year. Previously, we have not focused on this method of attracting students. Recruiting expenses includes principally travel and to a lesser extent entertainment costs. Maintenance during the current quarter increased 170% from the comparable prior period due to significant renovations at our Anhui school, which is our main school.

Operating Income.

We generated operating income for the 2011 period of $1,473,674 compared with $695,207 for the 2010 period.  The reasons for this increase are discussed above.

Other Income and Expenses.

Other income was $22,359 for the 2011 quarter, an increase of 26.7% from the prior year’s quarter.  Other income is income from the sales of books and school related services.  Interest expense was $41,491 for the 2011 quarter, compared with $34,723 for the 2010 comparable quarter due to an increase in the balance of short term loans.   Other expense was $305,466 for the current quarter compared with $222,112 for the 2010 quarter.  We have an outstanding tax liability of $8,396,395 as of March 31, 2011 with the provincial and national taxing authorities.  Other expense is the accrual of penalties we may pay to resolve the taxes payable described in the preceding sentence.  Interest income for the current quarter was $241,858 compared with $271,051 for the comparable prior period.  In 2010, we changed our arrangement with Anhui Wenda Information Technology Professional College, an accredited university located in Anhui Province, PRC, whereby the Company now receives interest at 5.85% per year on the university’s borrowings.  Our President and controlling shareholder is the majority equity owner of the university.  Historically, we have made significant loans to the university.  As of March 31, 2011, this related party receivable from the university was $16,970,822.

Provision for Income Taxes.

During the current quarter, we had total income tax due of $424,038 compared with $238,038 for the 2010 quarter. The increase in taxes reflects the higher pre-tax income.

Net Income.

Net Income for the current quarter was $966,896 compared with $491,029 for the 2010 period. The increase of $475,867 or 97% is due to the reasons discussed above.

Foreign currency translation adjustment.

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $121,966 for the 2011 period compared with $(29,551) for the 2010 period. The increase reflects the strengthening of the conversion rate during 2011 period of the Yuan (RMB) against the US Dollar.

Total Comprehensive Income

For the current 2011 quarter, we had total comprehensive income of $1,088,862 compared with total comprehensive income for the 2010 comparable quarter of $461,478.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share.

Income applicable to common stock holders was $0.05 per share for the 2011 period compared with $0.02 per share for the 2010 comparable quarter.  The change in income per share is reflective of the earnings increase as the number of outstanding common shares has not changed.

Liquidity and Capital Resources.

As of December 31, 2010, we had a working capital deficit of $18,623,447, compared to a working capital deficit of $17,215,023 as of December 31, 2010. The working capital deficit is a result of the substantial advances to related parties which totaled $30,971,480 as of March 31, 2011. The increase in the deficit by $1,408,424 for the current quarter from the 2010 year end is directly related to the increase in related party advances.

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

We have credit facilities with two local banks. The combined balances at March 31, 2011 and 2010 were $1,978,661 and $ 1,966,182, respectively.  One of the loans ($1,522,047) bears interest at 6.116%; the second loan ($456,614) bears interest at 4.8675%.

In addition, we have an over-draft arrangement with a local bank similar to a letter of credit, under which drafts are drawn to satisfy our obligations.  These drafts are usually due in less than one year and payment is guaranteed by the bank.  We are to maintain a collateral deposit with the bank.  The deposit is reported on the balance sheet as Restricted Cash. There is no interest charged for these drafts, but the bank charges a fee for the service.  Drafts totaling $3,024,895 were outstanding at December 31, 2010 and as of March 31, 2001, the amount was nil.

As of March 31, 2011, we have taxes payable of $8,396,395. Since our inception, we have not fully paid taxes to our provincial and national governments. While we have accounted for the tax liability in our consolidated financial statements, we have not established a reserve account pursuant to which we would deposit an amount equal to our accrued tax liability.

Plans for Expansion

Given sufficient funding, we expect to expand our operations throughout China by establishing additional schools. The initial capital, which includes staffing, equipment and build-outs, for each new school is estimated to be approximately $1,500,000. We are currently seeking up to $10 million in investment capital which will be used for our expansion plans. As of the date of this filing, we do not have any formal arrangement with any third party to provide such capital to us.  Accordingly, we can not predict whether we will be successful with our efforts to obtain investment capital.

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

Item 4. Controls and Procedures.

(Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wonder International Education & Investment Group Corporation

Date: May 23, 2011

By: /s/ Xie Chungui

Xie Chungui

Chairman

12