Form 10-K/A
period 2010-12-31
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2011-06-17
CIK 1456137

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on April 15, 2011 (the "Original Filing"). The Original Filing unintentionally omitted the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment No. 1 includes the stated certifications.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31

Certifications Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934,

Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications Pursuant to 18 U.S.C. Section 1350,

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration  statement to be signed on the behalf by the undersigned, thereunto duly authorized.

Wonder International Education & Investment Group Corporation

Date: June 9, 2011

By: /s/ Xie Chungui

Xie Chungui

Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Xie Chungui

Xie Chungui

Date: June 9, 2011

Chairman/Director

/s/ Xiang Wei

Xiang Wei

Date: June 9, 2011

Director and

Chief Executive Officer

/s/ Wen Ming Xie

Wen Ming Xie

Date: June 9, 2011

Director and

Chief Financial Officer

4