Form 10-Q
period 2011-06-30
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2011-08-22
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

for the period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE Act of 1934

for the transition period from ___ to ___.

Commission file number: 333-163635

Wonder International Education & Investment Group Corporation
(Name of Small Business Issuer in its charter)

Arizona	26-2773442
(State of Incorporation)	(I.R.S. Employer I.D. Number)

8040 E. Morgan Trail, #18, Scottsdale, AZ 85258
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: 480-966-2020

Securities registered under Section 12 (b) of the Act:

Title of each class to be registered	Name of exchange on which each class is to be registered
None	None

Securities registered under Section 12(g) of the Act:
None

Check whether issuer (1) filed all reports to be filed by Section 13 or  15(d) of the Exchange Act during the past 12 months (or such shorter  period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days.
(1). ☑ Yes  ☐ No
(2). ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of August 18, 2011 was 20,000,000.

PART I -    FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements.

	-Consolidated Balance Sheets as of December 31, 2010 (audited) and June 30, 2011 (unaudited).	3

	-Consolidated Statements of Income for the Six Month Periods Ended June 30, 2011 and June 30, 2010 (unaudited).	4

	-Consolidated Statements of Income for the Three Month Periods Ended June 30, 2011 and June 30, 2010 (unaudited).	5

	-Consolidated Statements of Cash Flows for the Three Months (Periods) Ended June 30, 2011 and June 30, 2010 (unaudited).	6

	-Notes to the Consolidated Financial Statements (unaudited).	7 - 8

Item 2.	Management's Discussion and Analysis and Plan of Operations.	9

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 6.	Exhibits.	15

Signatures		16

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Current Assets:
Cash	$313,086	$1,338,316
Restricted cash	-	1,512,447
Other accounts receivable	209,874	226,048
Accrued interest receivable	-	11,034
Deferred tax asset	1,180,621	1,231,072
Teaching supplies	57,412	18,619
Total current assets	1,760,993	4,337,536

Fixed Assets:
Total fixed assets	11,695,203	11,431,161
Less accumulated depreciation	4,303,953	3,729,958
Net fixed assets	7,391,250	7,701,203

Other Assets:
Advances to related parties	33,093,645	28,282,424
Total other assets	33,093,645	28,282,424

Total Assets	$42,245,888	$40,321,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank loans payable	$3,558,168	$1,966,182
Bank drafts payable	-	3,024,895
Other accounts payable	3,513,332	2,768,527
Advanced tuition payments	4,722,483	4,924,289
Accrued liabilities	148,482	433,983
Stockholder advances	773,515	756,223
Taxes payable	8,832,471	7,678,460
Total current liabilities	21,548,451	21,552,559

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without
par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	7,137,397	6,249,154
Earnings appropriated for statutory reserves	4,758,263	4,166,101
Accumulated other comprehensive income	2,942,995	2,494,567
Total stockholders’ equity	20,697,437	18,768,604
Total Liabilities and Stockholders’ Equity	$42,245,888	$40,321,163

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For The Six Month Periods Ended June 30,
(Unaudited)

	2011	2010
Revenue	$6,787,327	$5,449,543
Cost of Sales	2,352,845	2,014,313
Gross Profit	4,434,482	3,435,230

Expenses:
Selling and Administrative Expenses	1,888,707	1,322,777
Operating Income	2,545,775	2,112,453

Other Income and Expense:
Other Income	51,085	57,000
Interest Income	481,950	-
Interest Expense	(79,610)	(38,633)
Other Expense	(615,710)	(419,870)

Inc Income Before Income Taxes	2,383,490	1,710,950

Provision for Income Taxes:
Current Provision	825,495	496,696
Deferred Provision	77,590	154,318
Total Tax Provision	903,085	651,014

Net Income	1,480,405	1,059,936

Accumulated Other Comprehensive Income (Loss) – foreign
currency translation adjustments	448,228	(127,507)
Total Comprehensive Income	$1,928,693	$932,429

Income Per Share -
Basic and Diluted	$.07	$.05

Weighted Average Number of Shares Outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For The Three Month Periods Ended June 30,
(Unaudited)

	2011	2010
Revenue	$2,870,739	$2,729,087
Cost of Sales	1,077,160	844,416
Gross Profit	1,793,579	1,884,671

Expenses:
Selling and Administrative Expenses	721,478	467,425
Operating Income	1,072,101	1,417,246

Other Income and Expense:
Other Income	28,726	39,356
Interest Income	240,092	-
Interest Expense	(38,119)	(3,910)
Other Expense	(310,244)	(197,758)

Inc Income Before Income Taxes	992,556	1,254,934

Provision for Income Taxes:
Current Provision	243,124	119,296
Deferred Provision	235,844	361,943
Total Tax Provision	478,968	481,239

Net Income	513,588	773,695

Accumulated Other Comprehensive Income (loss) – foreign
currency translation adjustments	326,463	(29,551)
Total Comprehensive Income	$840,051	$744,144

Income Per Share -
Basic and Diluted	$.03	$.04

Weighted average number of shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30,
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATIONS:
Net income	$1,480,405	$1,059,936
Adjustments to reconcile net income with net cash
provided (consumed) by operating activities:
Charges not requiring the outlay of cash:
Depreciation	482,426	273,794
Deferred tax expense	77,590	154,318
Decreases in advanced tuition payments	(310,359)	(617,271)
Changes in assets and liabilities:
Decrease (increase) in other accounts receivable	513	(896,870)
Increases in teaching supplies	(37,874)	(77,659)
Decrease in accrued interest receivable	11,141	-
Increases in advances to related parties	(4,111,003)	(1,513,644)
Increases in other accounts payable	672,737	1,136,531
Increases in taxes payable	965,869	647,896
Increase (decrease) in accrued liabilities	(271,070)	261,007
Decrease in advances from related parties	-	(20,924)
Net Cash Provided (Consumed) By Operating Activities	(1,039,625)	407,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,633)	(11,595)
Decreases in restricted cash	1,512,147	1,463,113
Net Cash Provided By Investing Activities	1,509,514	1,451,518

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank loans	1,527,142	-
Repayments of bank loans	-	(1,463,113)
Repayments of drafts payable	(3,035,177)	-
Net Cash Consumed By Financing Activities	(1,508,035)	(1,463,113)

Effect on cash of exchange rate changes	12,916	5,404
Net change in cash	(1,025,230)	400,923
Cash balance, beginning of period	1,338,316	925,011

Cash balance, end of period	$313,086	$1,325,934

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
 1.  BASIS OF PRESENTATION

The unaudited interim financial statements of Wonder International Education & Investment Group Corporation (“the Company”) as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

2.  SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest during the six month periods ended June 30, 2011 and June 30, 2010 was $57,980 and $27,483, respectively.  Cash paid for income taxes during the three month periods ended June 30, 2011 and June 30, 2010 was $8,562 and $2,553, respectively.

There were no noncash investing or financing activities during either of the periods presented.

3.  DETAILS OF EXPENSES

Details of expenses incurred during the three and six month periods ended June 30, 2011 and 2010 are presented below:

	Three Month Periods		Six Month Periods
	2011	2010	2011	2010

Advertising	$249,025	$224,278	$641,118	$597,072
Sales tax	68,188	47,644	237,551	169,619
Management salary and benefits	46,452	63,878	112,700	138,507
Staff salary and benefits	89,153	70,033	178,646	160,776
Office expense	16,912	4,513	101,422	85,189
Recruitment	142,917	24,167	343,051	48,750
Maintenance	31,624	(5,533)	145,044	36,345
Publicity	57,412	18,436	109,470	51,362
Other	19,795	20,009	19,705	35,157
Total expenses	$721,478	$467,425	$1,888,707	$1,322,777

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

4.  RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 2011, the Company advanced $3,098,542 to related parties and received payments against these advances of $1,510,892. Our President and controlling shareholder is the majority equity owner of these related parties. As of June 30, 2011, the related party receivables totaled $33,093,645. The main recipient of the advances is Anhui Wenda Information Technology Professional College. As of June 30, 2011, the amount due from the college was $17,373,452.  Interest is charged on advances to the College at the basic rate charged for borrowing by the Peoples Bank of China; total interest charged during the three and six month periods ended June 30, 2011 was $240,092 and $481,950, respectively.

5.  BANK LOANS PAYABLE

Bank loans were increased by $1,547,030 during the three month period ended June 30, 2011.  This loan is due   May 20, 2012 and bears interest at 7.57%.

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

Organizational History

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

Business Introduction

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

Results of Operations for Six Months ended June 30, 2011 compared with June 30, 2010.

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2011	2010
Revenue	$6,787,327	$5,449,543
Cost of Sales	2,352,845	2,014,313
Gross Profit	$4,434,482	3,435,230

For the six months ended June 30, 2011, our revenues grew to $6,787,327 from $5,449,543 for the comparable 2010 period. The increase of $1,337,784 or 24.5% is the result of an aggressive marketing and promotional campaign that began in 2009 and due mainly to higher revenues earned during the first quarter of 2011 compared to the same quarter of 2010.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at most of the seven Company schools.   We expect further growth in our revenues for the remainder of fiscal 2011.

Expenses:	2011	2010
Selling and Administrative Expenses	$1,888,707	$1,322,777
Operating Income	$2,545,775	$2,112,453

Selling and Administrative Expenses (which include advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2011 six month period were $1,888,707, which represents an increase of $565,930 or 42.8% from the expenses of $1,322,777 of the prior period.

Major items included in Selling and Administrative Expenses were the following:

	2011	2010
Advertising	$641,118	$597,072
Sales tax	237,551	169,619
Management salary and benefits	112,700	138,507
Staff salary and benefits	178,646	160,776
Recruitment	343,051	48,750

During the six month period of fiscal 2011, our advertising and promotional expenditures increased by 7.4% from to those of the prior year’s comparable period. As mentioned above, we began to increase our advertising and promotional efforts commencing in fiscal 2009 which continued through this period.  As a result, during the 2011 period, we incurred $641,118 in advertising costs, compared with $597,072 for the prior period. Sales tax for the current quarter increased by 40% from the prior quarter coincident with our revenue growth. We pay sales tax on sales to students. Management salary and benefits for the current quarter decreased by 18.63% from the prior quarter because we delayed hiring of some management positions that became open during the quarter. We plan to fill these positions in the next quarter. Staff salary and benefits for the current period increase by 11.1% from the prior quarter due to an increase of recruiting staff in Liaoning and Fujian. Recruitment which represents expenses incurred in promoting our schools to high school students increased during the current quarter by 604% from the prior period due to intensive promotional efforts at four of our school locations.  Our management decided to increase our recruiting efforts in the first quarter of this year and this effort carried through this quarter. Previously, we have not focused on this method of attracting students. Recruiting expenses includes principally travel and to a lesser extent entertainment costs.

Operating Income

We generated operating income for the 2011 period of $2,545,775 compared with $2,112,453 for the 2010 period.  The reasons for this increase are discussed above.

Other Income and Expenses

Other income was $51,085 for the current 2011 period, a decrease of 10.4% from the prior year’s period.  Other income represents income from the sales of books and school related services. Interest income for the current quarter was $481,950 compared with nil for the comparable prior period.  In the fourth quarter of 2010, we changed our arrangement with Anhui Wenda Information Technology Professional College, an accredited university located in Anhui Province, PRC, whereby the Company now receives interest at 5.85% per year on the university’s borrowings.  Our President and controlling shareholder is the majority equity owner of the university.  Historically, we have made significant loans to the university.  As of June 30, 2011, this related party receivable from the university was $33,093,645.  Interest expense was $79,610 for the 2011 quarter, compared with $38,633 for the 2010 comparable quarter due to an increase in the balance of short term loans.   Other expense was $615,710 for the current period compared with $419,870 for the 2010 quarter.  We have an outstanding tax liability of $8,832,471 as of June 30, 2011 with the provincial and national taxing authorities.  Other expense is principally the accrual of penalties we may pay to resolve the taxes payable described in the preceding sentence.

Provision for Income Taxes

During the current period, we had total income tax of $903,085 compared with $651,014 for the 2010 period. The increase in taxes reflects the higher pre-tax income.

Net Income

Net Income for the current period was $1,480,405 compared with $1,059,936 for the 2010 period. The increase of $420,469 or 39.7% is due to the reasons discussed above.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $448,228 for the 2011 period compared with $(127,507) for the 2010 period. The increase reflects the strengthening of the conversion rate during 2011 period of the Yuan (RMB) against the US Dollar.

Total Comprehensive Income

For the current 2011 period, we had total comprehensive income of $1,928,693 compared with total comprehensive income for the 2010 comparable period of $932,429. Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share

Income applicable to common stock holders was $0.07 per share for the 2011 period compared with $0.05 per share for the 2010 comparable quarter. The change in income per share is reflective of the earnings increase as the number of outstanding common shares has not changed.

Results of Operations for Three Months ended June 30, 2011 compared with June 30, 2010.

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2011	2010
Revenue	$2,870,739	$2,729,087
Cost of Sales	1,077,160	844,416
Gross Profit	$1,793,579	1,844,671

For the three months ended June 30, 2011, our revenues grew slightly to $2,870,739 from $2,729,087 for the comparable 2010 period. The increase of $141,652 or 5.2% is the result of an aggressive marketing and promotional campaign that began in 2009.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at most of the seven Company schools.  We expect further growth in our revenues for the remainder of fiscal 2011.

Expenses:	2011	2010
Selling and Administrative Expenses	$721,478	$467,425
Operating Income	$1,072,101	$1,417,246

Selling and Administrative Expenses (which include advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2011 three month period were $721,478, which represents an increase of $254,053 or 54.4% from the expenses of $467,425 of the prior period.

Major items included in Selling and Administrative Expenses were the following:

	2011	2010
Advertising	$249,025	$224,278
Sales tax	68,188	47,644
Management salary and benefits	46,452	63,878
Staff salary and benefits	89,153	70,033
Recruitment	142,917	24,167

During the second fiscal quarter of fiscal 2011, our advertising and promotional expenditures increased by 11% from to those of the prior year’s quarter. As mentioned above, we began to increase our advertising and promotional efforts commencing in fiscal 2009 which continued through the current quarter.  As a result, during the 2011 period, we incurred $249,025 in advertising costs, compared with $224,278 for the prior quarter. Sales tax for the current quarter increased by 43.1% from the prior quarter coincident with our revenue growth. We pay sales tax on sales to students. Management salary and benefits for the current quarter decreased by 27.3% from the prior quarter because we delayed hiring of some management positions that became open during the quarter. We plan to fill these positions in the next quarter. Staff salary and benefits for the current period increase by 27.3% from the prior quarter due to an increase of recruiting staff in Liaoning and Fujian. Recruitment which represents expenses incurred in promoting our schools to high school students increased during the current quarter by 491% from the prior period due to intensive promotional efforts at four of our school locations.  Our management decided to increase our recruiting efforts in the first quarter of this year and this effort carried through this quarter. Previously, we have not focused on this method of attracting students. Recruiting expenses include principally travel and to a lesser extent entertainment costs.

Operating Income

We generated operating income for the 2011 period of $1,072,101 compared with $1,417,246 for the 2010 period.  The reasons for this decrease are discussed above.

Other Income and Expenses

Other income was $28,726 for the 2011 quarter, a decrease of 27% from the prior year’s quarter.  Other income represents income from the sales of books and school related services. Interest income for the current quarter was $240,092 compared with nil for the comparable prior period.  In the fourth quarter of 2010, we changed our arrangement with Anhui Wenda Information Technology Professional College, an accredited university located in Anhui Province, PRC, whereby the Company now receives interest at 5.85% per year on the university’s borrowings.  Our President and controlling shareholder is the majority equity owner of the university.  Historically, we have made significant loans to the university.  As of June 30, 2011, this related party receivable from the university was $33,093,645.  Interest expense was $38,119 for the 2011 quarter, compared with $3,910 for the 2010 comparable quarter due to an increase in the balance of short term loans.   Other expense was $310,244 for the current quarter compared with $197,758 for the 2010 quarter.  We have an outstanding tax liability of $8,832,471 as of June 30, 2011 with the provincial and national taxing authorities.  Other expense is the accrual of penalties we may pay to resolve the taxes payable described in the preceding sentence.

Provision for Income Taxes

During the current quarter, we had total income tax due of $478,968 compared with $481,239 for the 2010 quarter. The increase in taxes reflects the higher pre-tax income.

Net Income

Net Income for the current quarter was $513,588 compared with $773,695 for the 2010 period. The decrease of $260,107 or 33.6% is due to the reasons discussed above.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $326,463 for the 2011 period compared with $(29,551) for the 2010 period. The improvement reflects the strengthening of the conversion rate during 2011 period of the Yuan (RMB) against the US Dollar.

Total Comprehensive Income

For the current 2011 quarter, we had total comprehensive income of $840,051 compared with total comprehensive income for the 2010 comparable quarter of $744,144.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share

Income applicable to common stock holders was $0.03 per share for the 2011 period compared with $0.04 per share for the 2010 comparable quarter.

Liquidity and Capital Resources

As of June 30, 2011, we had a working capital deficit of $19,787,458 compared to a working capital deficit of $17,215,023 as of December 31, 2010. The working capital deficit is a result of the substantial advances to related parties which totaled $33,093,645 as of June 30, 2011. The increase in the deficit of $2,572,435 for the current quarter end from the 2010 year end is directly related to the increase in related party advances.

Over the next 12 months, we will require additional working capital of approximately $1,000,000 to sustain our working capital needs based on projected annual sales of $11,500,000:  See plans for expansion below for additional capital needs to grow the business.

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

We have credit facilities with two local banks. The combined balances at June 30, 2011 and December 31, 2010 were $3,558,168 and $ 1,966,182, respectively.  Interest on the loans is at rates of 5.84%, 6.116% and 7.57%.

In addition, we have an over-draft arrangement with a local bank similar to a letter of credit, under which drafts are drawn to satisfy our obligations.  These drafts are usually due in less than one year and payment is guaranteed by the bank.  We are to maintain a collateral deposit with the bank.  The deposit is reported on the balance sheet as Restricted Cash. There is no interest charged for these drafts, but the bank charges a fee for the service.  Drafts totaling $3,024,895 were outstanding at December 31, 2010, and as of June 30, 2001, the amount was nil.

As of June 30, 2011, we have taxes payable of $8,832,471. Since our inception, we have not fully paid taxes to our provincial and national governments. While we have accounted for the tax liability in our consolidated financial statements, we have not established a reserve account pursuant to which we would deposit an amount equal to our accrued tax liability.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

Wonder International Education & Investment Group Corporation

Date: August __, 2011	By:	/s/ Xie Chungui
Xie Chungui,
Chairman