Form 10-Q
period 2011-09-30
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2011-11-14
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

for the period ended September 30, 2011

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

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of November 4, 2011 was 20,000,000.

TABLE OF CONTENT

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	-Consolidated Balance Sheets as of December 31, 2010 (audited) and September 30, 2011 (unaudited).	3

	-Consolidated Statements of Income for the Nine Month Periods Ended September 30, 2011 and September 30, 2010 (unaudited).	4

	-Consolidated Statements of Income for the Three Month Periods Ended September 30, 2011 and September 30, 2010 (unaudited).	5

	-Consolidated Statements of Cash Flows for the Nine Months Periods Ended September 30, 2011 and September 30, 2010 (unaudited).	6

	-Notes to the Consolidated Financial Statements (unaudited).	7 - 8

Item 2.	Management's Discussion and Analysis and Plan of Operations.	9

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 6.	Exhibits.	16

Signatures		17

PART I –FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Current Assets:
Cash	$1,965,527	$1,338,316
Restricted cash	-	1,512,447
Other accounts receivable	496,534	226,048
Accrued interest receivable	-	11,034
Deferred tax asset	2,681,658	1,231,072
Other current assets	105,034	18,619
Total current assets	5,248,753	4,337,536

Fixed Assets:
Total fixed assets	11,917,446	11,431,161
Less accumulated depreciation	4,594,400	3,729,958
Net fixed assets	7,323,046	7,701,203

Other Assets:
Advances to related parties	38,678,975	28,282,424
Total other assets	38,678,975	28,282,424

Total Assets	$51,250,774	$40,321,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Bank loans payable	$3,600,219	$1,966,182
Bank drafts payable	-	3,024,895
Other accounts payable	4,156,120	2,768,527
Advanced tuition payments	10,726,633	4,924,289
Accrued liabilities	100,030	433,983
Stockholder advances	782,656	756,223
Taxes payable	10,763,845	7,678,460
Total current liabilities	30,129,503	21,552,559

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without
par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	7,251,463	6,249,154
Earnings appropriated for statutory reserves	4,834,308	4,166,101
Accumulated other comprehensive income	3,176,718	2,494,567
Total stockholders’ equity	21,121,271	18,768,604
Total Liabilities and Stockholders’ Equity	$51,250,774	$40,321,163

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For The Nine Month Periods Ended September 30,
(Unaudited)

	2011	2010
Revenue	$10,386,967	$9,717,451
Cost of Sales	3,627,948	3,056,675
Gross Profit	6,759,019	6,660,776

Expenses:
Selling and Administrative Expenses	3,944,849	2,764,606
Operating Income	2,814,170	3,896,170

Other Income and Expense:
Other Income	57,969	84,636
Interest Income	761,740	-
Interest Expense	(162,166)	(68,470)
Other Expense	(931,599)	(724,586)

Inc Income Before Income Taxes	2,540,114	3,187,750

Provision for Income Taxes:
Current Provision	2,255,483	1,489,867
Deferred Provision	(1,385,884)	(522,785)
Total Tax Provision	869,599	967,082

Net Income	1,670,515	2,220,668

Accumulated Other Comprehensive Income – foreign
currency translation adjustments	682,151	151,136
Total Comprehensive Income	$2,352,666	$2,371,804

Income Per Share -
Basic and Diluted	$.08	$.12

Weighted average number of shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For The Three Month Periods Ended September 30,
(Unaudited)

	2011	2010
Revenue	$3,599,640	$4,267,908
Cost of Sales	1,275,103	1,042,362
Gross Profit	2,324,537	3,225,546

Expenses:
Selling and Administrative Expenses	2,056,142	1,441,829
Operating Income	268,395	1,783,717

Other Income and Expense:
Other Income	6,884	27,636
Interest Income	279,790	-
Interest Expense	(82,556)	(29,837)
Other Expense	(315,889)	(304,716)

Inc Income Before Income Taxes	156,624	1,476,800

Provision for Income Taxes:
Current Provision	1,429,988	993,171
Deferred Provision	(1,463,474	(677,103)
Total Tax Provision	(33,486	316,068

Net Income	190,110	1,160,732

Accumulated Other Comprehensive Income (Loss) – foreign
currency translation adjustments	233,923	278,643
Total Comprehensive Income	$424,033	$1,439,375

Income Per Share -
Basic and Diluted	$.01	$.06
Weighted Average Number of Shares Outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30,
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATIONS:
Net income from continuing operations	$1,670,516	$2,220,688
Adjustments to reconcile net income with net cash
provided (consumed) by operating activities:
Charges not requiring the outlay of cash:
Depreciation	722,765	379,367
Increase in advanced tuition payments	5,543,536	2,091,128
Deferred tax benefit	(1,385,884)	(522,782)
Changes in assets and liabilities:
Increases in other receivables	(195,797)	(2,931,193)
Increases in other current assets	(84,444)	(62,887)
Decrease in accrued interest receivable	11,244	-
Increases in other accounts payable	1,270,946	735,166
Decrease in amounts due to employees	-	-
Increases in taxes payable	2,773,623	1,853,621
Increase (decrease) in accrued liabilities	(323,002)	236,060
Increases in advances to related parties	(17,976,319)	(6,242,366)
Decreases in advances to related parties	8,629,704	1,515,722
Increase in loans from stockholder	-	184,407
Net Cash Provided (Consumed) By Operating Activities	656,888	(543,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(85,392)	(14,778)
Decreases in restricted cash	1,541,212	1,467,050
Net Cash Provided By Investing Activities	1,455,820	1,452,272

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of drafts payable	(3,082,424)	(1,462,837)
Increases in bank loans	1,541,212	1,462,837
Net Cash Consumed By Financing Activities	(1,541,212)	-

Effect on cash of exchange rate changes	55,715	35,268
Net change in cash	627,211	944,501
Cash balance, beginning of period	1,338,316	925,011

Cash balance, end of period	$1,965,527	$1,869,512

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)
 1.  BASIS OF PRESENTATION

The unaudited interim financial statements of Wonder International Education & Investment Group Corporation (“the Company”) as of September 30, 2011 and for the nine month periods ended September 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

2.  SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest during the nine month periods ended September 30, 2011 and September 30, 2010 was $162,166 and $68,470, respectively.  Cash paid for income taxes during the nine month periods ended September 30, 2011 and September 30, 2010 was $4,307 and $3,461, respectively.

There were no noncash investing or financing activities during either of the periods presented.

3.  DETAILS OF EXPENSES

The major items of expenses incurred during the three and nine month periods ended September 30, 2011 and 2010 are presented below:

	Three Month Periods		Nine Month Periods
	2011	2010	2011	2010

Advertising	$1,021,007	$541,933	$1,662,125	$1,139,005
Sales tax	323,221	242,887	560,772	412,506
Management salary and benefits	104,012	105,844	216,712	244,351
Staff salary and benefits	116,595	67,792	295,241	228,568
Office expense	50,569	108,389	151,991	193,578
Recruitment	130,451	126,187	473,502	174,937
Maintenance	2,321	51,445	147,365	87,790
Publicity	27,268	74,825	136,738	126,187

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

4.  RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2011, the Company advanced $17,976,319 to related parties and received payments against these advances of $8,629,704.  Our President and controlling shareholder is the majority equity owner of these related parties. As of September 30, 2011, the related party receivables totaled $38,678,975. The main recipient of the advances is Anhui Wenda Information Technology Professional College. As of September 30, 2011, the amount due from the college was $17,679,306.  Interest is charged on advances to the College at the basic rate charged for borrowing by the Peoples Bank of China; total interest charged during the three and nine month periods ended September 30, 2011 was $279,790 and $761,740, respectively.

5.  BANK LOANS PAYABLE

Bank loans were not increased during the three month period ended September 30, 2011.  This loan is due   May 20, 2012 and bears interest at 7.57%.

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

General.

Organizational History

Wonder International Education & Investment Group Corporation (“US Wonder”) is a US holding company, incorporated in Arizona on April 21, 2008. On November 1, 2010, US Wonder acquired all of the outstanding capital stock of Anhui Lang Wen Tian Cheng Consulting & Management Co., Ltd. (“WFOE”), a Chinese company.  WOFE is a wholly owned subsidiary of US Wonder.  On November 3, 2010, WFOE entered into a series of agreements with each of Anhui Wonder Education and Management Company, Ltd, a PRC company (“China Wonder”) and its seven wholly owned subsidiaries.  These included Voting Right Proxy Agreements, Option Agreements, Equity Pledge Agreements, Consulting Services Agreements and Operating Agreements. China Wonder wholly owns seven separate vocational training schools in seven provinces in China.  These schools are non-governmental vocational education institutions in China. The core business of China Wonder and of its seven soubsidiares is to provide IT education. China Wonder's seven (7) vocational schools are in the following provinces of China: Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning.  Through our ownership of WFOE, we control China Wonder and the schools and have the ability to control any income produced by China Wonder.

Our United States offices are located at 8040 E. Morgan Trail, #18, Scottsdale, AZ 85258 and our phone number is 480-966-2020. Our PRC headquarters are located at 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China and our phone number is 86-0551-3687892.

Business Introduction

China Wonder owns and operates seven separate vocational training schools located in seven provinces in China, namely Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning. These schools are non-state owned vocational education institutions in China. Wonder’s core business is to provide IT education to students enrolled in its training schools. It also provides job placement services to its students at no charge through its 12 employment centers located nationwide.

Results of Operations for Nine Months ended September 30, 2011 compared with September 30, 2010.

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2011	2010
Revenue	$10,386,967	$9,717,451
Cost of Sales	3,627,948	3,056,675
Gross Profit	$6,759,019	6,660,776

For the nine months ended September 30, 2011, our revenues grew to $10,386,967 from $9,717,451 for the comparable 2010 period. The increase in revenues of $669,516 or 6.9% is the result of an aggressive marketing and promotional campaign that began in 2009. In 2009, we determined to increase our advertising budget on a year to year basis. As a result, we had higher student count and higher revenues for the current period  compared to the same quarter of 2010.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at most of the seven Company schools.  Revenue from sales is recognized over the contracted school tuition period.  The deferred revenue account has increased by $5,802,344 over the nine months ended September 30, 2011. We expect further growth in our revenues for the remainder of fiscal 2011.

Expenses:	2011	2010
Selling and Administrative Expenses	$3,944,849	$2,764,606
Operating Income	$2,814,170	$3,896,170

Selling and Administrative Expenses (which include advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2011 nine month period were $3,944,849, which represents an increase of $1,180,243 or 42.7% from the expenses of $2,764,606 of the prior period.

Major items included in Selling and Administrative Expenses were the following:

	2011	2010
Advertising	$1,662,125	$1,139,005
Sales tax	560,772	412,506
Management salary and benefits	216,712	244,351
Staff salary and benefits	295,241	228,568
Recruitment	473,502	174,937

During the nine month period of fiscal 2011, our advertising and promotional expenditures increased by 45.9% from to those of the prior year comparable period. As mentioned above, we began to increase our advertising and promotional efforts commencing in fiscal 2009 which continued through this period.  As a result, during the 2011 period, we incurred $1,662,125 in advertising costs, compared with $1,139,005 for the prior period. Sales tax for the current quarter increased by 36% from the prior quarter coincident with our growth in sales contracts. We pay sales tax on sales of our classes to students. Management salary and benefits for the current period decreased by 11.3% from those of the prior period because we delayed filling some management positions that became open during the quarter. We plan to fill these positions in the next quarter. Staff salary and benefits for the current period increase by 29.2% from the prior period due to an increase of recruiting staff in Liaoning and Fujian. Recruitment which represents principally travel and entertainment expenses incurred in promoting our schools to high school students increased during the year by 171% from the prior period due to intensive promotional efforts at four of our school locations.  Our management decided to increase our recruiting efforts in the first fiscal quarter of this year and this effort continues through this current period. Previously, we have not focused on this method of attracting students.

Operating Income

We generated operating income for the 2011 period of $2,814,170 compared with $3,896,170 for the 2010 period.  The primary reason for the decrease in operating income is the increase in selling and administrative expenses, which is discussed above.  This increase in these expenses has resulted in higher sales that will be recognized as revenue over the next year which is reflected in our deferred revenue increase.

  Other Income and Expenses

Other income was $57,969 for the current nine month period, a decrease of 31.5% from that of the prior year’s period.  Other income represents income from the sales of books and school related services. Interest income for the current nine month period was $761,740 compared with nil for the comparable prior period.  In the fourth quarter of 2010, we changed our arrangement with Anhui Wenda Information Technology Professional College, an accredited university located in Anhui Province, PRC, whereby the Company now receives interest at 5.85% per year on the university’s borrowings.  Our President and controlling shareholder is the majority equity owner of the university.  Historically, we have made significant loans to the university.  As of September 30, 2011, this related party receivable was $17,679,306. We have not charged interest on other related party loans.  Interest expense was $162,166 for the current nine month period, compared with $68,470 for the 2010 comparable period due to an increase in the balance of short term loans.   Other expense was $931,599 for the current period compared with $724,586 for the 2010 period.  We have an outstanding tax liability of $10,763,845 as of September 30, 2011 with the provincial and national taxing authorities.  Other expense is principally the accrual of penalties we may pay to resolve the taxes payable described in the preceding sentence.

Provision for Income Taxes

During the current period, we had total income tax of $869,599 compared with $967,082 for the 2010 period. The decrease in taxes reflects the lower pre-tax income.

Net Income

Net Income for the current period was $1,670,515 compared with $2,220,668 for the 2010 period. The decrease of $550,153 or 24.8% is due to the reasons discussed above.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $682,151 for the 2011 period compared with $151,136 for the 2010 period. The increase reflects the strengthening of the conversion rate during 2011 period of the Yuan (RMB) against the US Dollar.

Total Comprehensive Income

For the current 2011 period, we had total comprehensive income of $2,352,666 compared with total comprehensive income for the 2010 comparable period of $2,371,804. Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share

Income applicable to common stock holders was $0.08 per share for the 2011 period compared with $0.12 per share for the 2010 comparable quarter.

Results of Operations for Three Months ended September 30, 2011 compared with September 30, 2010.

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2011	2010
Revenue	$3,599,640	$4,267,908
Cost of Sales	1,275,103	1,042,362
Gross Profit	$2,324,567	3,225,546

For the three months ended September 30, 2011, our revenues decreased to $3,599,640 from $4,267,908 for the comparable 2010 period.  The decrease of $668,268 is due to income deferred into future periods.  Revenue from sales is recognized over the contracted school tuition period, typically one year. The deferred revenue account has increased by approximately $6 million during the current three month period.  We expect relative growth in our revenues for the remainder of fiscal 2011.

Expenses:	2011	2010
Selling and Administrative Expenses	$2,056,142	$1,441,829
Operating Income	$268,395	$1,783,717

Selling and Administrative Expenses (which include advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2011 three month period were $2,056,142, which represents an increase of $614,313 or 42.6% from the expenses of $1,441,829 of the prior period.

Major items included in Selling and Administrative Expenses were the following:

	2011	2010
Advertising	$1,021,007	$541,933
Sales tax	323,221	242,887
Management salary and benefits	104,012	105,844
Staff salary and benefits	116,595	67,792
Recruitment	130,451	126,187

During the third fiscal quarter of fiscal 2011, our advertising and promotional expenditures increased to $1,021,007 from $541,933 for the comparable period in 2010, representing an increase of 88% from the prior year’s quarter. As mentioned above, we began to increase our advertising and promotional efforts commencing in fiscal 2009 which continued through the current quarter.  Sales tax for the current quarter increased by 33.0% from the prior quarter coincident with our revenue growth. We pay sales tax on sales of our classes to students. Management salary and benefits for the current quarter decreased by 1.7% from the prior quarter because we delayed hiring of some management positions that became open during the quarter. We plan to fill these positions in the next quarter. Staff salary and benefits for the current period increased by 72% from the prior quarter due to an increase of recruiting staff in Liaoning and Fujian. Recruitment which represents principally travel and entertainment expenses incurred in promoting our schools to high school students increased during the current quarter by 3.4% from the prior period due to intensive promotional efforts at four of our school locations.  Our management decided to increase our recruiting efforts in the first fiscal quarter of this year and this effort carried through this current quarter. Previously, we have not focused on this method of attracting students.

Operating Income

We generated operating income for the 2011 period of $268,395 compared with $1,783,717 for the 2010 period.  The reasons for this decrease are discussed above.

Other Income and Expenses

Other income was $6,884 for the 2011 quarter, a decrease of 75% from the prior year’s quarter.  Other income represents income from the sales of books and school related services. Interest income for the current quarter was $279,790 compared with nil for the comparable prior period.  In the fourth quarter of 2010, we changed our arrangement with Anhui Wenda Information Technology Professional College, an accredited university located in Anhui Province, PRC, whereby the Company now receives interest at 5.85% per year on the university’s borrowings. We have not charged interest on other related party loans. Our President and controlling shareholder is the majority equity owner of the university.  Historically, we have made significant loans to the university.  As of September 30, 2011, this related party receivable was $17,679,306.  Interest expense was $82,556 for the 2011 quarter, compared with $29,837 for the 2010 comparable quarter due to an increase in the balance of short term loans.   Other expense was $315,889 for the current quarter compared with $304,716 for the 2010 quarter.  We have an outstanding tax liability of $10,763,845 as of September 30, 2011 with the provincial and national taxing authorities.  Other expense is the accrual of penalties we may pay to resolve the taxes payable described in the preceding sentence.

Provision for Income Taxes

During the current quarter, we had total income tax benefit of $33,486 compared with tax of $316,068 for the 2010 quarter. The decrease in taxes reflects the lower pre-tax income.

Net Income

Net Income for the current quarter was $190,110 compared with $1,160,732 for the 2010 period. The decrease of $970,622 or 83.6% is due to the reasons discussed above.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $233,923 for the 2011 period compared with $278,643 for the 2010 period. These gains reflect the strengthening of the conversion rate during both periods of the Yuan (RMB) against the US Dollar.

Total Comprehensive Income

For the current 2011 quarter, we had total comprehensive income of $424,033 compared with total comprehensive income for the 2010 comparable quarter of $1,439,375.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share

Income applicable to common stock holders was $0.01 per share for the 2011 period compared with $0.06 per share for the 2010 comparable quarter.

Liquidity and Capital Resources

As of September 30, 2011, we had a working capital deficit of $24,880,750 compared to a working capital deficit of $17,215,023 as of December 31, 2010. The working capital deficit is a result of the substantial advances to related parties which totaled $38,678,975 as of September 30, 2011. The increase in the deficit of $7,665,727 for the current quarter end from the 2010 year end is directly related to the increase in related party advances.

Over the next 12 months, we will require additional working capital of approximately $1,000,000 to sustain our working capital needs based on projected annual sales of $11,500,000:  See plans for expansion below for additional capital needs to grow the business.

Sources of Capital.

We expect our revenues generated from operations to cover our projected working capital needs; however, if additional capital is needed, we will explore financing through options such as shareholder loans We have no formal agreement that ensures that we will receive such loans as needed. In the event shareholder loans are not available, we may seek long or short term financing from local banks.

We have credit facilities with two local banks. The combined balances at September 30, 2011 and December 31, 2010 were $3,600,219 and $1,966,182, respectively.  Interest on the loans is at rates of 5.84%, 6.116% and 7.57%.

In addition, we have an over-draft arrangement with a local bank similar to a letter of credit, under which drafts are drawn to satisfy our obligations.  These drafts are usually due in less than one year and payment is guaranteed by the bank.  We are required to maintain a collateral deposit with the bank to cover the overdraft.  The deposit is reported on the balance sheet as Restricted Cash. There is no interest charged for these drafts, but the bank charges a fee for the service.  Drafts totaling $3,024,895 were outstanding at December 31, 2010, and as of September 30, 2001, the amount was nil.

As of September 30, 2011, we have taxes payable of $10,763,845. Since our inception, we have not fully paid taxes to our provincial and national governments. While we have accounted for the tax liability in our consolidated financial statements, we have not established a reserve account pursuant to which we would deposit an amount equal to our accrued tax liability.

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

Wonder International Education & Investment Group Corporation

Date: November __, 2011	By:	/s/ Xie Chungui
Xie Chungui,
Chairman