Form 10-K
period 2011-12-31
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2012-04-16
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended December 31, 2011
awar
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

 for the transition period from ____ to ____.

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

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately as of June 30, 2011 cannot be calculated because there is no market for the issuer’s securities.

The number of shares issued and outstanding of issuer's common stock, $.001 par value, as of April 5, 2012 was 20,000,256.

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

Except where the context otherwise requires:

●	“We,” “us,” “our company,” “our,” and “Wonder” refer to the combined business of US Wonder and its consolidated subsidiaries and affiliates;

●	“US Wonder” refers to Wonder International Education & Investment Group Corporation, an Arizona corporation;

●	“China Wonder” refers to Anhui Wonder Education and Management Company, Ltd, a PRC company;

●	“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

●	“Renminbi” and “RMB” refer to the legal currency of China; and

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

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

On January 6, 2011, our Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission. The Registration Statement related to the distribution of  899,875 shares of our common stock held by one of our shareholders. This shareholder distributed, as a dividend, these registered shares to its own shareholders, however, the shares are restricted against resale for a period of one year.

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

For fiscal year ended December 31, 2010, we had revenues of $12,714,429, gross profit of $8,308,782 and a net income of $5,562,662. For fiscal year ended December 31, 2011, we had revenues of $14,839,050, gross profit of $9,432,463 and net income of $5,117,847.

Organization Structure of Wonder:

Our organization is structured to abide by the laws of the PRC. Our corporate structure is depicted below:

Wonder International Educational & Investment Group Corporation, a USA corporation
Off Shore
100%
Anhui Lang Wen Tian Cheng Consulting and Management Co., Ltd., a PRC corporation
On Shore, China
Control via Contractual Agreements
Anhui Wonder Educational Investment & Management Corporation, a PRC corporation
Anhui Computer Training School, a PRC corporation
#375 Huangshan Road, Hefei, Anhui, China
Hubei Computer Training School, a PRC corporation
#1 Tianji Rd, East Lake Technology Zone, Wuhan, Hubei, China
Jiangsu Computer Training School, a PRC corporation
#196 Jiangning Rd, Nanjiang, China
Zhejiang Computer Training School, a PRC corporation
#2 Xiyuan 5th Rd, West Lake Development Zone, Hangzhou, Zhejiang, China
Henan Computer Training School, a PRC corporation
Guoji University City, Yingcai Wenhua Road, Zhenzhou, Henan, China
Fujian Computer Training School, a PRC corporation
#36 Gao Qiao Building, 4th Floor, Wuyi M Road, Fuzhou, Fujian, China
Liaoning Computer Training School , a PRC corporation
ShengBei University City, Yuhong District, Shengyang, China

Our Business.

●
China Wonder’s core business goal is to provide educated IT students to the business community of China.  To meet this goal, Wonder has established an excellent vocational education system which includes two new education models, called the “1+3” educational and the “Double Certificate” models.  Both education models have gained significant acceptance and reputation throughout China. The “1+3” educational model means through Wonder’s programs,  “1” means students obtain their IT diploma, and “3” means they also obtain the skills to succeed, namely professionalism, industry skills, and foreign language. “Double Certificate” model means that students receive an industry recognized Wonder diploma, but also may receive, after additional testing, a more specific diploma which such as Microsoft MLC certification or Adobe’s graphics design certification, among others.

●
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

●
China Wonder’s market focus is in the vast rural areas of China and the students who are unable to pass the national high school exam or the entrance test for university acceptance.  There are more than five million students each year that are candidates for China Wonder’s IT education. Wonder has established a strong marketing strategy to reach these students and to promote its IT education programs to its market. Wonder graduated 12,000 students in fiscal 2009, 16,000 in fiscal 2010, and 19,000 in fiscal 2011.

●
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

AWARDS & QUALIFICATION

Wonder has achieved recognition for its IT education from various sources, including various ministries in the PRC. A list of these achievements is presented below:

On December 15, 2011, Wonder was awarded for the fourth time in a row the Ten Most Influential IT Education Brand award by the Tencent Corporation;

On December 10, 2011, Wonder was named the Best Brand Name and Most Influential Education Institution award by the Sina Corporation; Wonder’s chairman, Mr. Xie, won the 2011 Best and Most Influential Educator award, also from Sina;

On November 15, 2011, Wonder was named the Ten Best Schools award by the US AutoDesk Company in Beijing.

Wonder was awarded the “Precursor of National Non-government Vocational Education institution” by the ministry of labor of the People’s Republic of China.

Wonder was recognized as one of the “Top Ten IT Education Institutions” in China.

Wonder was assessed the “Excellent Training Center” by Macromedia in America.

Wonder was awarded the “Trustful Corporation”, “Reassurance Service Corporation”, “Full-satisfied Corporation”, “Perfect Service Corporation”, “Zonta Club” by Consumer Association of Anhui Province.

Wonder was assessed the “Excellent Authorized Training Center” and “Excellent Regional Support Center for ATC” by Microsoft.

Wonder was awarded the “Best Partner in Grand China” by Core in Canada.

Wonder was awarded the “Outstanding Achievement Award”, “Outstanding Corporation” and “Top Ten Corporation of Vocational Education Institution.”

Wonder was assessed the “Top Ten Training Center” and “Best Partner in Five Years” by Adobe of America.

Wonder was awarded with “Outstanding Achievement Award” and as “Excellent Training Center in Grand China” by Autodesk of America.

Wonder was awarded the “Excellent Training Center of NIT” by ministry of education of the People’s Republic of China.

EDUCATION MODEL AND CHARACTERISTICS

CURRICULUM SYSTEM

Wonder provides vocational training and employment service to its students. Wonder provides numerous IT classes in several different areas as noted below.  Many of Wonder’s students come from the rural areas of China.  Therefore, Wonder provides a comprehensive employment orientation and helps its students to find employment after their IT program is complete. Wonder’s primary target markets are students who have graduated from the high schools in China but are unable to advance to higher learning within the PRC school structure.

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

CHARACTERISTICS OF THE EDUCATION MODEL

1+3 Education Model

Wonder has created the “1+3” education model (“Training” plus “Knowledge + Professionalism + Entrepreneurship”) which focuses its efforts on the students’ ability to put theory into practice and utilizing their entrepreneurship abilities, which are also taught by Wonder. By utilizing this very unique education model, Wonder has produced a significant number of talented students who are skilled in computer technology.

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

Education Support/Description of Property

Faculty

Currently, Wonder has a total of 650 employees, approximately 260 full time and 60 part time teachers who are sufficient to educate 35,000 students each year; the rest is the administrative staff  Wonder graduates between 12,000 to 19,000 students per year so they have enough teacher capacity to grow the business during the next one to two years.

 Hardware Facilities

There are over 9,800 sets of computers in Wonder schools, and various types of laboratory classrooms are available, including: Auto-lectured labs, graphic design labs, in-house adorning and design labs, digital movie labs, television design labs, computer set-up and repair labs, internet labs, Cisco Network labs, program design labs and professional studios.

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

Employment Referral System

China Wonder’s Employment Referral System

With student employment as a key strategy, China Wonder has established  12 employment centers through the PRC (see map below). These centers provide job placement services for its students.  After several years of development, China Wonder has established excellent relationships with many corporations and is able to secure  employment for almost all of  its graduating students. This aspect of Wonder’s business is highly attractive to its students and is a key competitive advantage.

China Wonder’s employment center distribution is depicted on the map below, with each red flag identifying the location of a China Wonder employment center.

 MARKET ANALYSIS

GENERAL SUMMARY OF CHINESE VOCATIONAL EDUCATION

There are three levels in the vocational education system in China.  Education starts with the Junior Vocational Education school followed by the Secondary Vocational Education school and finally Senior Vocational Education school.  The most popular is the Secondary Vocational Education school since it is directly linked to the development of China’s economy.

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

FORWARD-LOOKING REVIEW OF CHINESE VOCATIONAL EDUCATION

Chinese Government Encouraging Private Vocational Education

There are four kinds of Vocational Education schools currently in China divided by the different management systems.  They are: Nationally financed Vocational Education schools, Vocational schools managed by social organizations, Vocational schools managed by corporations for their employees, and finally, the privately owned Vocational schools.  The Private Vocational Schools are the most popular in China.  To date, the Chinese government has encouraged the development of privately owned institutions for Vocational Education.

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

Focusing on practical training methods

Chinese education has changed from an elite education system with limited participation to a more popular broader education system which includes vocational training. With the optimization of the industry structure and with more specialization required, a vocational education has become more important in the PRC  Practical skills are needed in the work place.  The vocational education system requires students to practice what they learn by putting into practice what they studied in the classroom.  Many of the students will seek more than one educational degree to meet the needs of the industry in their areas.

Setting up the training courses based on a company’s need to secure a talented workforce

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

During the past few years, there have been millions  of laborers from rural areas transferred to cities to obtain jobs. However, most of them have very little education or practical training. Since the cost to study in a vocational education school is much lower than any other education school, it is very economical for students from rural areas to choose a vocational education. To obtain a vocational education, students from the rural areas of China can have access to professional classes and have the possibility of working in large cities after graduation. Accordingly, the vocational-specific technologies education school plays an important role in the Chinese urbanization process.

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

TARGET MARKET ANALYSIS

China Wonder has significant advantages compared with its competition due to the fact that their  primary recruitment area is from Junior High Schools and High Schools from the rural areas of China.   In addition, China Wonder has the resources to provide employment and career placement services once the student graduates from their vocational school which is a key competitive advantage.

Great market demand of vocational education after high school in China

In recent years, the quality of the high school curriculum in the PRC has improved dramatically, and at the same time, demand has increased due in part to the heavy population migration to urban areas. Unfortunately,  post graduate educational opportunities (ie universities) have not grown symmetrically. As a result, there’s great market demand for vocational education. According to statistics from the Ministry of Education in China, 8.8 million students had been recruited by universities with the average enrollment ratio of 60.23 per cent of total possible students in 2006, in 2007 the quantity increased to 10.1 million while the ratio decreased to 54 per cent; in 2008 the quantity reached a culminating point of 10.5 million students and the ratio was 57.04 per cent.  Therefore, there is only a small improvement of Chinese Universities’ total capacity. Accordingly, this has led to a great market demand for vocational education.

China Junior High and High School Enrollment

(Source: 2007-2009 China Vocational Education Industry Report)

The Chinese government is faced with the task of moving a significant amount of rural labor to China’s larger cities as the country moves toward urbanization.  It is predicted that 15 to 20 million people from the rural areas of China will need to be transferred to the cities to meet the demands of the economy during the next 5 to 10 years.  Low educational standards throughout the country have hindered the realization of this process.  However, many believe that the expanding vocational education system will provide the necessary skills needed to meet the economic demands and will accelerate the urbanization of China.

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

The education condition of rural labor in China

(Source: 2007-2009 China Vocational Education Industry Report)

The industry condition of rural labor

(Source: 2007-2009 China Vocational Education Industry Report)

There is great opportunity for the vocational education industry as the Chinese develop and build new towns and cities and complete the urbanization process.

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

The Chinese government has published several policies to promote the development of vocational education.   The Chinese government believes vocational education is a key program for accelerating the New Village Construction program and the urbanization process.  Vocational education is one of the most effective programs to improve the skills of the rural laborers as they transfer to critical jobs in the larger cities of China.

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

COMPETITION

The vocational school market in China is very fragmented and there are many smaller players. The market is furthered fragmented into specialized sectors. There are vocational schools for the junior high school, high school and university graduates; there are vocational schools for learning foreign languages, industrial skills, service providers and computer technology technicians. China Wonder is in the computer IT technology sector. We mainly target our recruitment efforts at the junior and high school graduates who want to gain a set of pragmatic computer IT technology knowledge and skills for their immediate employment needs. In our sector, there are many competitors locally and nationally. Many of them are smaller in scale compared to ours. There are many factors a typical student would consider before choosing a vocation school; besides the curricula offered, the history, size and brand name of the institution are also among the considerations. China Wonder is one of the better known vocational schools in the cities it now operates.

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

Product research Advantage
China Wonder can control and guarantee the education quality of their programs. After 15 years of development, China Wonder has accumulated large numbers of competent teachers, which helps them create market demand and provides research capabilities. The qualifications and experiences of the staff ensure that the training courses will be improved constantly to meet the changing student learning needs and social manpower demands.

Enrollment Network Advantage
The substantial enrollment advertisements result in multi-level and high-impact media coverage toward the target market. China Wonder also has a strong sales team, including enrollment teams in all provinces of China and enrollment offices in all China Wonder schools.

Student's Employment Security Advantage
With 15 years of vocational educational training, China Wonder has gained many experiences in brand consciousness, management and market orientation. The employment offices which are located in the major cities and IT-developed regions and the standard training model which is a great fit for the market demand have together ensured the 100% employment rate.

ITEM 1A.       RISK FACTORS.

Disclosure Regarding Forward Looking and Cautionary Statements.

Forward Looking Statements:  Certain of the statements contained in this Annual Report on Form 10-K include "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-K. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements:  Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-K, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-K:

Risks Related to Our Business

Although our Chinese subsidiary has been in operation for several years, US Wonder was incorporated on April 17, 2008 and has a limited operating history.
There is no way to evaluate the likelihood of whether we will be able to operate our proposed business successfully. If our business fails to develop in the manner we have anticipated, you will lose your investment in the shares. If our business develops, management may be unable to effectively or efficiently operate our business unless we are able to employ sufficient and trained professional personnel to assist us in the operation of our business, in which event you will lose your investment in the shares.

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
We are an offshore holding company conducting our operations in China through our PRC subsidiaries. We plan to make loans to our PRC subsidiary, whether currently in existence or to be formed in the future, and our WOFE or other PRC affiliated entities formed in the future, or make additional capital contributions to our PRC subsidiary.

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

ITEM 2.          PROPERTIES

Our headquarters in the PRC are located at 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China. These offices are owned by our President and are leased to us rent free. The lease arrangement is month to month. If rent were charged for this space, it would be $3,591 per month.

Five of the Company’s schools rent classroom, office, and dormitory space under operating leases.  There are leases for nine facilities at these five schools.  Seven of these leases expire more than one year after December 31, 2011.  Future rent for these leases is presented below:

2012	$1,574,381
2013	1,302,221
2014	1,012,964
2015	920,789
2016	847,136

ITEM 3.          LEGAL PROCEEDINGS

Neither the Company nor any of its officers are involved in or contemplating any legal proceedings.

PART II
ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the Nasdaq, AMEX or OTC Bulletin Board maintained by FINRA at some future date. However, we can provide no assurance that our shares will be traded on the Nasdaq, AMEX or OTC bulletin board or any other market or, if traded, that a public market will materialize.

Shareholder Matters

As of April 5, 2012, there are 1,829 holders of record of our common stock.  <

Dividends.

While there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends, we have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information

During fiscal year 2010 and 2011, no options have been granted under an Equity Compensation Plan or any other similar plan.

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

Results of Operations for the Year Ended December 31, 2011 Compared to Year Ended December 31, 2010.

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2011	2010
Revenue	$14,839,050	$12,714,429
Cost of Sales	5,406,587	4,405,647
Gross Profit	9,432,463	8,308,782

Our revenues for the year 2010 grew to $14,839,050 from $12,714,429 for the comparable 2010 period. The  increase of $2,124,621 or 16.7% is due to an aggressive marketing and promotional campaign. The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at all seven Company schools.   We expect further growth in 2012.

Selling and Administrative Expenses	$5,357,099	3,796,727
Operating Income	$4,075,364	4,512,055

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for 2011 were $5,357,099, which represents an increase of $1,560,372 or 41.1% from the expenses of $3,796,727 from the prior year.  Major items of included in Selling and Administrative Expenses were the following:

	2011	2010
Advertising	$2,534,213	$1,752,043
Salaries and benefits	759,324	670,759
Sales tax	649,732	466,228
Recruitment Expense	$819,261	$270,460

During the 2011 period, we continued with our plan to substantially increase our advertising and promotional efforts which began in 2009. As a result, during the 2011 period, we incurred $2,534,213 in advertising costs, an increase of $782,170 or 44.6% from $1,752,043 for the prior period. During the 2011, period, we increased the compensation and benefits paid to our officers and employees by $88,565 (or 13.2% from the prior period) to $670,759 as a result of our increased revenues.  In addition, we increased recruitment expense by $548,801 (or 202%) to $819,261 in the current period from $270,460 for the comparable 2010 period.

Operating Income (Loss)

We generated operating income for the 2011 period of $4,075,364 compared with $4,512,055 for the 2010 period.  The reasons for this reduction are discussed above.

Other Income and Expenses

We earned $1,021,656 in interest income during the 2011 compared with $1,100,291 for the comparable 2010 period. We frequently have made advances to the Wonder University, an entity owned by our Chairman.  During 2010, we began charging interest on these advances. During 2011, the interest rate that we charged was 5.85%.  The interest charge for 2010 was paid during that year.  The interest charge for 2011 was paid in January 2012 and is shown as receivable from related party on the balance sheet.  Other income was $952,500 in 2011, compared with $132,502 in 2010.  Interest expense was $211,619 in 2011, compared with $108,939 in 2010, reflecting an increase in the balance of short term loans which we obtained from local banks. Other expense was $220,054 compared with $73,247 in the 2010 period.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was a gain of $2,030,842 for the 2011 period compared with a gain of $823,846 for the 2010 period. The increase reflects the strengthening of the conversion rate during 2011 of the Yuan (RMB) against the US Dollar.

Total Comprehensive Income

For the 2011 year end period, we had a total comprehensive income of $7,148,689 compared with a total comprehensive income for 2010 of $6,386,508.  Total comprehensive income is the combined sum of net income and comprehensive income.  The increase during the 2011 is mainly due to the foreign currency adjustment stated above.

Income Per Share.

Income applicable to common stock holders was $0.26 per share in 2011 compared with $0.23 per share during 2010.  The change in income per share is reflective of the earnings increase as the number of common shares subscribed has not changed.

Current trends in the industry

We have experienced a consistent trend of sales increases due to expansion of the numbers of our schools and increased government support for technical training.  We expect this trend to continue and, in order for us to retain our market share and increase and surpass revenue levels previously achieved, we will continue to expand the number of schools that we operate.  We will also focus on maintaining good government relations by providing what we believe to be a higher level and quality of service. We wish to attract new students by providing this level of service consistently. No change

We have been able to retain our market share and expect to increase our student base and level of sales with our existing methods of marketing, sales staff and the service we provide. We believe that service is the most important factor in our marketing mix. As mentioned above "Trends in the Market", with new developments in rural areas, the PRC will be supporting the training we provide.  We anticipate such developments will increase our sales significantly. No Change

Liquidity and Capital Resources

As of December 31, 2011, we had a working capital deficit of $12,348,090, compared to a working capital deficit of $9,551,036 as of December 31, 2010. The increase is due principally to an increase in the liability for business taxes and related penalties, bank loans payable, and advanced tuitions payments.

Sources of Capital

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

We have credit facilities with three local banks.   The balances at December 31, 2011 and 2010 were $3,630,051 and $1,966,182, respectively.  One of the loans ($453,734) bears interest at 5.76%; a second loan ($1,578,283) bears interest at 120% of the base rate of the People’s Bank of China; the third loan ($1,578,283) bears interest at 130% of the base rate of the Peoples Bank of China.

Plans for Expansion

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company as required under this Item 8 follow the signature pages hereof.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer who serves as our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO’’) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name of Director or Executive Officer	Age	Current Position and Office	Date Position Started & Term of Office
Chungui Xie	43	Chairman of the Board	April 17, 2008, One Yr.
Xiang Wei	41	Chief Executive Officer	May 1, 2008, One Yr.
WenMing Xie	41	Chief Financial Officer	May 1, 2008, One Yr.

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

We believe that Chungui Xie, as chairman, Xiang Wei as chief executive officer, and WenMing Xie, as chief financial officer, are each qualified to and should be a director of Wonder. All three parties, in particular Mr. Chungui Xie, have both been instrumental in establishing, developing and operating the business of Wonder.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended December 31, 2009 to 2011 to the Company’s highest paid executive officers.

Summary Compensation Table

Name and Position	YEAR	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards	Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Chung Gui Xie,	2008	88,000	0	0	0	0	0	0
Chairman	2009	118,000	0	0	0	0	0	0
	2010	118,000	0	0	0	0	0	0
	2011	161,500	0	0	0	0	0	0
Xiang Wei,	2008	44,100	0	0	0	0	0	0
Chief Executive	2009	59,000	0	0	0	0	0	0
Officer	2010	59,000	0	0	0	0	0	0
	2011	112,900	0	0	0	0	0	0
Wen Ming Xie,	2008	36,700	0	0	0	0	0	0
Chief Financial	2009	51,500	0	0	0	0	0	0
Officer	2010	51,500	0	0	0	0	0	0
	2011	80,600	0	0	0	0	0	0

(1)	All amounts are expressed in US Dollars based upon a RMB to US exchange rate of 6.2 RMB to 1 US Dollar.

Employment Agreements

We have separate employment agreement with each of our Chairman, Chief Executive Officer and Chief Financial Officer. On February 1, 2008, we entered into a month to month employment agreement with our Chairman which provides for a salary according to the table above. On October 15, 2009, we entered into an employment agreement with our Chief Executive Officer which provides for a salary according to the table above. The agreement expires on October 15, 2014. On February 3, 2006, we entered into an employment agreement with our Chief Financial Officer which provides for a salary according to the table above.  The agreement expired on February 3, 2011 and was renewed on February 4, 2011 with an expiration date of February 3, 2014.

Other than as stated herein, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. We have no employment or other compensation agreements with our officers or directors.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2010. No equity awards were made during the fiscal year ended December 31, 2011.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2011.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2011.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2011.

Potential Payments Upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the fiscal year ended December 31, 2011.

Compensation Committee Interlocks and Insider Participation

During the fiscal year 2011 we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers. None of our executive officers has served on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 5, 2012, with respect to the beneficial ownership of the outstanding common shares by (i) each of our executive officers and directors; (ii) our directors and executive officers as a group; and (iii) any holder of more than five (5%) percent. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  Except as indicated, the address for each party is 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China,  the address of our PRC headquarters.

Name of Beneficial Owner	Number of shares Of Common Stock Beneficially Owne(1)	Percent of Class(2)
Officers and Directors
Xie Chungui - Chairman	16,600,000	83%
Xiang Wei - Chief Executive Officer and Director	0	0
WenMing Xie - Chief Financial Officer and Director	0	0
All officers and directors as a group (3 persons)	16,600,000	0

5% or greater shareholders
Eastbridge Investment Group Corp.(3)	3,400,000	17%

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

(2)	Based on 20,000,256 shares of Common Stock issued and outstanding as of April 5, 2012.

(3)	The address of this party is 8040 E. Morgan Trail, #18, Scottsdale, AZ 85258. Norm Klein is the Chief Financial Officer of Eastbridge Investment Group Corp

Equity Compensation Plan Information

During fiscal year 2010 and 2011, no options have been granted under an Equity Compensation Plan or any other similar plan.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 28, 2008, we entered into an agreement with Eastbridge Investment Group Corp. (“Eastbridge”) pursuant to which Eastbridge agreed to provide advisory assistance and to defray certain legal and auditing costs for the Company in becoming a publicly traded company in the United States, among other services. In exchange, Eastbridge received 3,400,000 share of our common stock.

The Company President controls a number of Chinese enterprises which are involved in the field of education and in other fields.  Advances were made to several of these companies during the years 2011 and 2010.  In addition, advances were received from these companies during the year 2010.  Activity in these accounts during the years 2011 and 2010 is summarized below.

	Advances To	Advances From

Balances, December 31, 2009	$22,687,716	$2,200,889
Advances during 2010	49,743,308	1,134,295
Repayments during 2010	45,040,777	3,309,903
Effect of changes in foreign currency exchange rate (A)	892,177	(25,281)
Balances, December 31, 2010	28,282,424	-

Advances during 2011	43,824,741	-
Repayments during 2011	35,632,030	-
Exchange of balance of advances for equity position in Wonder University	37,878,788	-
Effect of changes in foreign currency rate (A)	1,403,653	-
Balance, December 31, 2011	$-	$-

(A)  The accounting records are kept in the Chinese currency (RMB) and the currency exchange rate has changed during these periods.

Prior to January 1, 2010, interest was not charged on these advances.  Effective January 1, 2010, Wonder University agreed to pay interest on advances made to the University at the Basic Rate charged for borrowings by the Peoples' Bank of China, which in 2010 was 5.85%.  The outstanding balance of advances to Wonder University was $18,307,763 at December 31, 2010 and it had been converted to an equity investment in the University at December 31, 2011.  Such interest charges totaled $1,075,386 during 2010 and $1,021,656 during 2011.

During the year 2010, the Company purchased computers from one of the companies controlled by the Company President.  These purchases totaled $2,584,695.  There were no such purchases made during 2011.  The Company has a policy of pricing these products on the internet from independent suppliers before purchases are made.

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by Jeffrey & Company, Certified Public Accountants,  our independent registered public accounting firm, during the fiscal years ended December 31, 2011 and December 31, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Fiscal year ending	Fiscal year ending
	December 31, 2010	December 31, 2011

Audit Fees	$55,000	55,000
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	$ NIL	NIL

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

Wonder International Education & Investment Group Corporation

Date: April 13, 2012	By:	/s/ Xie Chungui
Xie Chungui
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2012	By:	/s/ Xie Chungui
Xie Chungui
Chairman/Director

Date: April 13, 2012	By:	/s/ Xiang Wei
Xiang Wei
Director and Chief Executive Officer

Date: April 13, 2012	By:	/s/ Wen Ming Xie
Wen Ming Xie
Director and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wonder International Education & Investment Group Corporation

We have audited the accompanying consolidated balance sheets of Wonder International Education & Investment Group Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wonder International Education & Investment Group Corporation as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Jeffrey & Company
Jeffrey & Company, Certified Public Accountants
April 16, 2012

Wayne, New Jersey

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010 (Restated)
ASSETS
Current Assets:
Cash	$1,646,542	$1,338,316
Restricted cash	-	1,512,447
Miscellaneous receivables	273,190	226,048
Accrued interest receivable	11,515	11,034
Related party receivable	1,040,750	-
Other current assets	82,231	18,619
Total current assets	3,054,228	3,106,464

Fixed Assets:
Building and related land rights	4,566,810	4,376,314
Computers and related furniture and equipment	7,393,943	6,283,007
Vehicles	963,077	771,840
Total fixed assets	12,923,830	11,431,161
Less accumulated depreciation	4,873,248	3,729,958
Net fixed assets	8,050,582	7,701,203

Other Assets:
Long term investment	37,878,788	-
Advances to related parties	-	28,282,424
Total other assets	37,878,788	28,282,424

Total Assets	$48,983,598	$39,090,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank loan payable	$3,630,051	$1,966,182
Bank drafts payable	-	3,024,895
Accounts payable	424,949	214,459
Other accounts payable	825,008	365,584
Advanced tuition payments	8,387,527	4,924,289
Accrued liabilities	617,490	433,983
Stockholder advance	-	756,223
Taxes payable	1,517,293	971,885
Total current liabilities	15,402,318	12,657,500

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without
par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	19,591,560	14,473,713
Earnings appropriated for statutory reserves	2,929,391	2,929,391
Accumulated other comprehensive income	5,201,547	3,170,705
Total stockholders’ equity	33,581,280	26,432,591
Total Liabilities and Stockholders’ Equity	$48,983,598	$39,090,091

The accompanying notes are an integral part of these financial statements.

 WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010 (Restated)
Revenue	$14,839,050	$12,714,429
Cost of Sales	5,406,587	4,405,647
Gross Profit	9,432,463	8,308,782

Selling and Administrative Expenses	5,357,099	3,796,727
Operating Income	4,075,364	4,512,055

Other Income and Expense:

Interest Income	1,021,656	1,100,291
Other Income	452,500	132,502
Interest Expense	(211,619)	(108,939)
Other Expense	(220,054)	(73,247)

Income Before Income Taxes	5,117,847	5,562,662

Provision for Income Taxes - Current	-	-

Net income	5,117,847	5,562,662

Other comprehensive income – foreign currency translation adjustments	2,030,842	823,846
Total comprehensive income	$7,148,689	$6,386,508

Income Per Share -
Basic and Diluted	$.26	$.28

Weighted average number of shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011, and 2010
(Restated as 2009 and 2010)

					Accumulated
					Other
	Common Stock		Statutory	Retained	Comprehensive
	Shares	Amount	Reserves	Earnings	Income	Total
Balance, December 31, 2009	20,000,000	$5,858,782	$2,929,391	$8,911,051	$2,346,859	$20,046,083

Net income for year				5,562,662		5,562,662

Other comprehensive income					823,846	823,846

Balance, December 31, 2010	20,000,000	5,858,782	2,929,391	14,473,713	3,170,705	26,432,591

Net income for year				5,117,847		5,117,847

Other comprehensive income					2,030,842	2,030,842

Balance, December 31, 2011	20,000,000	$5,858,782	$2,929,391	$19,591,560	$5,201,547	$33,581,280

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010

	2011	2010 (Restated)
CASH FLOWS FROM OPERATIONS:
Net income	$5,117,847	$5,562,662
Adjustments to reconcile net income to net cash
provided by operating activities:
Charges not requiring the outlay of cash:
Depreciation	946,202	569,713
Increase in advanced tuition payments	3,184,856	1,039,808

Changes in assets and liabilities:

Increase in interest receivable from related party	(1,021,659)	-
Decrease (increase) in other receivables	(57,472)	226,834
(Increase) decrease in teaching supplies	(61,649)	6,007
Decrease (increase) in accrued interest receivable		(10,762)
Increases in other accounts payable	783,321	108,639

Increases in taxes payable	493,872	421,097
Increase (decrease) in accrued liabilities	48,711	172,120

Net Cash Provided By Continuing Operating Activities	9,434,029	8,096,118

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	(976,827)	(3,014,151)
Decrease in restricted cash	1,549,331	-
Advances to related parties	(43,843,834)	(49,743,308)
Repayments of advances from related parties	35,632,030	45,040,777
Advances from related parties	-	1,134,295
Repayments of advances from related parties	-	(3,309,903)

Net Cash Consumed By Investing Activities	(7,639,300)	(9,892,290)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advance from shareholder	-	737,599
Borrowings under short term loans	3,563,461	-
Increase in bank drafts payable	-	1,475,198
Repayment of loans and bank drafts	(5,112,791)	-
Net Cash Provided (Consumed) By Financing Activities	(1,549,330)	2,212,797
Effect on cash of exchange rate changes	62,827	(3,320)
Net change in cash	308,226	413,305
Cash balance, beginning of period	1,338,316	925,011

Cash balance, end of period	$1,646,542	$1,338,316

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

The seven schools and China Wonder are obligated to Wonder WFOE under operating agreements, asset pledge arrangements, and a consulting agreement, as noted above, under which Wonder WFOE controls the operations and cash flows of these Chinese companies, and realizes the benefits and assumes the risks of ownership of them. For these reasons the Company believes it meets the standards for consolidating these companies as specified in pronouncements of Financial Accounting Standards Board (FASB).

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with an original maturity of three months or less to be cash equivalents.

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
DECEMBER 31, 2011

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, short term loans and related interest, other receivables, bank loans payable, accounts payable, accrued liabilities, other liabilities, and advances from affiliated companies, approximate their fair values at December 31, 2011.

Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed using the straight line method, with lives of fifty years for buildings (which includes rights to the underlying land), five years for computers and related equipment and furniture, and eight to ten years for automobiles.

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

Common Stock

Common stock of the Company may occasionally be issued in return for services.  Values will be assigned to these issuances equal to the market values of the common stock at measurement dates, in the case of issuances to employees, and in the case of non employees at market values or at the value of the goods or services provided, whichever is more clearly evident .  Measurement date is defined under pronouncements of the FASB which state the criteria to be used for the valuation of stock issued for goods and services.

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

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income.  Resultant gains during the years 2011 and 2010 are all the result of gains from translations of Chinese currency amounts to U.S. dollars.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Advertising Cost

The Company expenses advertising costs when an advertisement occurs.  Amounts expensed were $2,534,213 during 2011 and $1,752,043 during 2010.

Segment Reporting

Management treats the operations of the Company as one segment.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

3.  RESTATEMENTS

An error was discovered during the year 2011 in the way the Company had recorded its tax liabilities.  Management realized that it had overlooked a Notice of the Ministry of Finance and State Administration of Taxes which exempted the Company from income taxes and certain other taxes.  The exemption applies to companies which meet certain criteria and applies to all tax periods subsequent to the year 2003.  The Company meets the required criteria and is exempt from income taxes for each of the years of its existence.  In prior years, the Company recorded income tax liabilities each year for each of its seven schools.  These liabilities have been eliminated in the restated financial statements.  Also eliminated in the restated financial statements are income tax benefits which had been accrued in previous years relative to deferred revenue.  These corrections resulted in an increase in net income for the year 2010 of $2,275,790 ($.12 per share).  The corrections also resulted in changes on the 2010 balance sheet:  a reduction in taxes payable of $6,706,575, a reduction in the deferred tax asset of $1,231,072, an increase in retained earnings of $8,201,559, and in increase in accumulated other comprehensive income of $676,138.

4.  STATUTORY RESERVE

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

5.  RELATED PARTY TRANSACTIONS

The Company president controls a number of Chinese enterprises which are involved in the field of education and in other fields.  Advances were made to many of these companies during the year 2011 and during 2010.  In addition, advances were received from these companies during  2010.  Activity in these accounts during 2011 and 2010 is summarized below.

	Advances To	Advances From

Balances, December 31, 2009	$22,687,716	$2,200,889
Advances during 2010	49,743,308	1,134,295
Repayments during 2010	45,040,777	3,309,903
Effect of changes in foreign currency exchange rate (A)	892,177	(25,281)
Balances, December 31, 2010	28,282,424	-

Advances during 2011	43,824,741	-
Repayments during 2011	35,632,030	-
Exchange of balance of advances for equity position in Wonder University	37,878,788	-
Effect of changes in foreign currency exchange rate (A)	1,403,653	-
Balances, December 31, 2011	$-	$-

(A)  The accounting records are kept in the Chinese currency (RMB) and the currency exchange rate has changed during these periods.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

5.  RELATED PARTY TRANSACTIONS (continued)

In December 2011, the balances due from each of the debtor entities were consolidated and Wonder University assumed responsibility for all of the amounts due to the Company from these related parties.  At that point, the amount due to the Company totaled $37,878,788.  Shortly thereafter, the Company exchanged this receivable for an equity interest of approximately 7% in Wonder University.  Wonder University is a for profit accredited university with 2011 revenue of $12,800,000 and net income of $5,800,000.  These amounts were taken from unaudited financial statements.

Prior to January 1, 2010, interest was not charged on these advances.  Effective January 1, 2010, Wonder University agreed to pay interest on advances made to the University at the Basic Rate charged for borrowings by the Peoples’ Bank of China, which in 2011 was 5.85%.  The outstanding balance of advances to Wonder University was $18,307,763 at December 31, 2010 and had been converted to an equity investment at December 31, 2011.  Such interest charges totaled $1,021,656 during 2011 and $1,075,386 during 2010.

During the year 2010, the Company purchased computers and computer equipment from a company controlled by the Company president.  These purchases totaled $2,584,695.  No such purchases were made during 2011.  The Company has a policy of pricing these products on the internet from independent suppliers before executing a purchase contract with an affiliated company.

See Note 6 for leases from and to related parties.

6.  RENTALS UNDER OPERATING LEASES

The Company conducts its operations from its principal business office in Hefei, China.  These offices are owned by the Company president and are occupied without charge.  If rent were charged for this space, it would be $3,591 per month.  The Company also rents classroom space from Wonder University, an entity controlled by the Company president and in which the Company has a 7% equity interest; rent for this space is $52,609 per month.  In addition, all of the schools rent classroom, office, and dormitory space under operating leases.  There are leases for nine facilities used by the seven schools.  All of these leases expire more than one year after December 31, 2011.  Future rent for these leases is presented below:

2012	$1,574,381
2013	1,302,221
2014	1,012,964
2015	920,789
2016	847,136

The Company owns a building in the city of Hefei which, until the end of 2011, was used for classrooms.  Beginning in 2012, the Company will use approximately one third of this space for offices and rent the remainder of the space to Wonder University.  As of 12/31/11, a lease for the space had not been executed.

7.  BANK LOANS

The Company has three short term bank loans.  The balances at December 31, 2011 and 2010 were $3,630,051 and $1,966,182, respectively.  One of the loans ($453,734) bears interest at 5.76%; a second loan ($1,578,283) bears interest at120% of the base rate of the People’s Bank of China; the third loan ($1,578,283) bears interest at 130% of the base rate of the Peoples Bank of China.  At December 31, 2011 the base rate was 5.85%.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

8.  BANK DRAFTS PAYABLE

Prior to 2011, the Company had an arrangement, similar to a letter of credit, with a Chinese bank under which drafts were drawn to satisfy Company obligations.  These drafts were usually due in less than one year and payment was guaranteed by the bank.  The Company was required to continuously have funds on deposit with the bank to collateralize the drawn drafts.  There was no interest charged for these drafts, but the bank charged a fee for this service.  Drafts totaling $3,024,895 were outstanding at December 31, 2010.

9.  INCOME AND OTHER TAXES

The Company is required to file income tax returns in  the United States but is exempt from filing returns in China under provisions of a Notice of the Anhui Ministry of Finance and State Administration of Taxation.  Its operations in the United States have been insignificant and income taxes have not accrued. The China exemption applies to the Company and each of its eight subsidiaries.

The Company has not filed all of the returns for the other taxes that are required of it in China.  It has, however, recognized its obligations for these taxes and related penalties by accruing appropriate expenses and liabilities on the financial statements.  The Company is in the process of negotiating with taxing authorities to which it is responsible to bring its filing status current.  It does not expect resultant settlements to exceed the amounts accrued. (see also Note 12)

A reconciliation of the taxes calculated by applying the Chinese statutory rate to pre tax income with the provisions for income taxes is presented below.

	2011	2010
Taxes calculated using statutory rates	$1,279,462	$1,167,208
Effect of exemption described above	(1,279,462)	(1,167,208)
Provisions for income taxes	$-	$-

10.  EXPENSES

Major items included in Selling and Administrative expenses were the following:

	2011	2010
Advertising	$2,534,213	$1,752,043
Office expense	225,377	256,323
Salaries and benefits	759,324	670,759
Sales tax	649,732	466,228
Other	369,252	380,914
Recruitment expense	819,261	270,460
Total	$5,357,159	$3,796,727

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash was paid for interest during 2011 and 2010 in the amounts of $181,456 ad $83,073, respectively.

Cash was paid for income taxes in the amount of $3,969 in 2011 and $7,538 in 2010.

Except for the reverse merger described in Note 1, there was no non cash financing or investing activity during 2010.  During 2011, advances to related parties were consolidated with all of obligations being assumed by Wonder University.  This receivable, which totaled $37,878,788, was then exchanged for an equity interest in Wonder University.

12.  CONTINGENCIES

Consistent with business practices in China, the Company carries no insurance except for auto insurance.

As noted in Note 9, the Company is in negotiations with taxing authorities in the PRC to bring current its filing status for business taxes.  The Company does not expect its total obligation to exceed the tax liabilities recorded on the balance sheet, which include penalties.  These penalties have been accrued and are included in other accounts payable on the balance sheet; charges of $218,096 and $122,128, respectively, are included in non operating expense on the 2011 and 2010 statements of income. In addition to these potential penalties, other consequences are possible. Although the Company does not expect any adversity beyond having to pay the taxes, the potential exists for the PRC government to obtain a priority lien against all Company assets and to pursue criminal charges against its officers and directors.

13.  SUBSEQUENT EVENTS

A recent pronouncement of the FASB requires regular analysis of the relationship between the Company and its operating subsidiaries to determine that it continues to have a controlling financial interest in those operating companies. The Company performed this analysis, focusing on determining that the Company has each of the following relationships with its operating subsidiaries:

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