Form 10-Q
period 2012-03-31
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2012-05-16
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934

for the transition period from ______ to _____

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

None

Check whether issuer (1) filed all reports to be filed by Section 13 or  15(d) of the Exchange Act during the past 12 months (or such shorter  period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days.   (1). ☑ Yes  ☐ No     (2). ☑ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of May 9, 2012 was 20,000,000.

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets:
Cash	$996,366	$1,646,542
Miscellaneous receivables	320,093	273,190
Accrued interest receivable	11,558	11,515
Related party receivable	4,445,360	1,040,750
Other current assets	177,595	82,231
Total current assets	5,950,972	3,054,228

Fixed Assets:
Building and related land rights	4,584,029	4,566,810
Computers and related furniture and equipment	7,426,132	7,393,943
Vehicles	966,708	963,077
Total fixed assets	12,976,869	12,923,830
Less accumulated depreciation	5,138,722	4,873,248
Net fixed assets	7,838,147	8,050,582

Other Assets:
Long term investment	38,021,609	37,878,788
Total other assets	38,021,609	37,878,788

Total Assets	$51,810,728	$48,983,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank loans payable	$3,643,738	$3,630,051
Accounts payable	125,860	424,949
Other accounts payable	1,464,319	825,008
Advanced tuition payments	8,754,092	8,387,527
Accrued liabilities	390,061	617,490
Taxes payable	1,680,479	1,517,293
Total current liabilities	16,060,549	15,402,318

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without
par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	21,638,580	19,591,560
Earnings appropriated for statutory reserves	2,929,391	2,929,391
Accumulated other comprehensive income	5,323,426	5,201,547
Total stockholders’ equity	35,750,179	33,581,280
Total Liabilities and Stockholders’ Equity	$51,810,728	$48,983,598

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For The Three Month Periods Ended March 31,
(Unaudited)

		(Restated)
	2012	2011
		( Restated)

Revenue	$4,638,296	$3,916,588
Cost of Sales	1,203,102	1,275,685
Gross Profit	3,435,194	2,640,903

Expenses:
Selling and Administrative Expenses	1,308,757	1,167,229
Operating Income	2,126,437	1,473,674

Other Income and Expense:
Other Income	27,015	22,359
Interest Income	-	241,858
Interest Expense	(74,934)	(41,491)
Other Expense	(31,498)	(253)

Inc Net Income	2,047,020	1,696,147

Other comprehensive income (loss) – foreign
currency translation adjustments	121,897	168,419
Total comprehensive income	$2,168,899	$1,864,566

Income Per Share -
Basic and Diluted	$.10	$.08

Weighted average number of shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,
(Unaudited)

	2012	2011
		( Restated)
CASH FLOWS FROM OPERATIONS:
Net income	$2,047,020	$1,696,147
Adjustments to reconcile net income with net cash
provided (consumed) by operating activities:
Charges not requiring the outlay of cash:
Depreciation	247,673	241,130
Increases in advanced tuition payments	335,717	633,020
Changes in assets and liabilities:
Increases in other miscellaneous receivable	(45,979)	(34,433)
Increases in other current assets	(95,275)	(32,933)
Decrease in accrued interest receivable	-	11,072
Increases in advances to related parties	(3,408,570)	(2,502,199)
Increases in other accounts payable	637,675	121,598
Increases in taxes payable	167,960	84,944
(Decrease) increase in accrued liabilities	(539,807)	311,237
Net Cash Provided (Consumed) By Operating Activities	(653,586)	529,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,320)	(1,184)
Decrease in restricted cash	-	1,517,589
Net Cash (Consumed) Provided By Investing Activities	(4,320)	1,516,405

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of drafts payable	-	(3,035,178)
Net Cash Consumed By Financing Activities	-	(3,035,178)

Effect on cash of exchange rate changes	7,730	5,587
Net change in cash	(650,176)	(983,603)
Cash balance, beginning of period	1,646,542	1,338,316

Cash balance, end of period	$996,366	$354,713

The accompanying notes are an integral part of these financial statements.

 WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim financial statements of Wonder International Education & Investment Group Corporation (“the Company”) as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011.

2.  RESTATEMENTS

The Company has restated its financial statements for fiscal year 2011.  An error was discovered during the year 2011 in the way the Company had recorded its tax liabilities.  Management realized that it had overlooked a Notice of the Ministry of Finance and State Administration of Taxes which exempted the Company from income taxes and certain other taxes.  The exemption applies to companies which meet certain criteria and applies to all tax periods subsequent to the year 2003.  The Company meets the required criteria and is exempt from income taxes for each of the years of its existence.  In prior periods, the Company recorded income tax expense each period for each of its seven schools.  These expenses have been eliminated in the restated statements of income and cash flows of the three month periods ended March 31, 2011.  Also eliminated in the restated statements are income tax benefits which had been accrued in previous years relative to deferred revenue.  These corrections resulted in an increase in net income for the three month period ended March 31, 2011 of $729,251 ($.04 per share).

3.  SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest during the three month periods ended March 31, 2012 and March 31, 2011 was $74,893 and $28,809, respectively.  Cash paid for income taxes during the three month periods ended March 31, 2012 and March 31, 2011 was $3,838 and $6,650, respectively.

There were no noncash investing or financing activities during either of the periods presented.

4.  DETAILS OF EXPENSES

Details of expenses incurred during the three month periods ended March 31, 2012 and 2011 are presented below:

	2012	2011

Advertising	$468,939	$392,092
Sales tax	174,910	169,363
Management salary and benefits	59,264	66,158
Staff salary and benefits	88,471	89,493
Office expense	18,926	84,510
Recruitment	454,459	200,135
Maintenance	6,175	113,420
Other	37,613	52,058
Total expenses	$1,308,757	$1,167,229

5.  RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2012 the Company extended short-term credit to two related parties in the amount of $4,445,360.  This amount is expected to be repaid within six months.

During the three month period ended March 31, 2011, the Company advanced $8,767,308 to related parties and received payments against these advances of $6,263,507. Our President and controlling shareholder is the majority equity owner of these related parties. As of March 31, 2011, the related party advances totaled $30,971,480. The main recipient of these advances was Anhui Wenda Information Technology Professional College. As of March 31, 2011, the amount due from the college was $16,970,822.  On December 28, 2011, the entire balance of these advances ($37,878,788) was converted to a 7% equity interest in the College.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

For a description of such risks and uncertainties refer to our Form 10-K for the Annual Report for the period ending December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations for Three Months ended March 31, 2012 compared with March 31, 2011

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2012	2011
Revenue	$4,638,296	$3,916,588
Cost of Sales	1,203,102	1,275,685
Gross Profit	$3,435,194	2,640,903

For the three months ended March 31, 2012, our revenues grew to $4,638,296 from $3,916,588 for the comparable 2011 period. The increase of $721,708 or 18% is the result of an aggressive marketing and promotional campaign that began in 2009 and continues to date.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at all seven Company schools.  We expect further growth in our revenues for the remainder of fiscal 2012.

Expenses:	2012	2011
Selling and Administrative Expenses	$1,308,757	1,167,229
Operating Income	$2,126,437	1,473,674

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2012 three month period were $1,308,757, which represents an increase of $141,528 or 12.1% from the expenses of $1,167,229 from the prior period.

Major items of included in Selling and Administrative Expenses were the following:

	2012	2011
Advertising	$468,939	$392,092
Sales tax	174,910	169,363
Management salary and benefits	59,264	66,158
Staff salary and benefits	88,471	89,493
Office expense	18,926	84,510
Recruitment	454,459	200,135
Maintenance	6,175	113,420

During the first quarter of fiscal 2012, we increased our advertising and promotional expenditures when compared to the prior year’s quarter. As mentioned above, we began to increase our advertising and promotional efforts commencing in fiscal 2009 generally on a quarter to quarter basis. We continued to do so during the current quarter compared to the same quarter last year.  During the 2012 period, we incurred $468,939 in advertising costs, an increase of $76,847 or 20% from $392,092 for the prior period. Sales tax for the current quarter increased by 1.4% from the prior quarter, an increase comparable to the change in new sales contracts recorded in the quarter.  Management salary and benefits for the current quarter decreased by 10.4% from the prior quarter due to reduced headcount at our corporate offices. Marketing staff salary and benefits for the current period were relatively flat compared to the prior quarter. We were able to increase revenues during the current period without a concomitant increase our marketing headcount. Office expenses for the current period decreased 77.6% from the prior period due to over- supply from previous purchases and the attempt to reduce discretionary expenses. Recruitment which represents principally travel and entertainment expenses incurred in promoting our schools to high school students increased by 127% due from the prior period due to intensive promotional efforts at four of our school locations.  Our management decided to increase our recruiting efforts in the first fiscal quarter of 2011 and this effort continues through this current period. Previously, we did not focus on this method of attracting students. Maintenance decreased by 95% from the comparable prior period due to significant prior year renovations of Anhui.

Operating Income

We generated operating income for the 2012 period of $2,126,437 compared with $1,473,674 for the 2011 period. The reasons for this reduction are discussed above.

Other Income and Expenses

Other income was $27,015 for the 2012 quarter, an increase of 21% from the prior year’s quarter. Other income represents income from the sales of books and school related services.

Interest income for the current period was nil compared with $241,858 for the comparable period in 2011. In the 2011 quarter the Company received interest at 5.85% per year on the university’s borrowings.  Our President and controlling shareholder is the majority equity owner of the College.  As of March 31, 2012, the amount due from the college was $0 as the previous advances were converted into a 7% investment in  College which occurred on December 28, 2011 and no other advances were made to the College during the quarter ended March 31, 2012. Interest expense was $74,934 for the 2012 quarter, compared with $41,491 for the 2011 comparable quarter due to in the balance of short term loans.  Other expense was $31,498 for the current quarter compared with $305,466 for the 2011 quarter.  The number was substantially reduced because it was determined that Company was not liable for income taxes (see restatement Note #2), thereby eliminating need to accrue penalties on unpaid income taxes.

Net Income

Net Income for the current quarter was $2,047,020 compared with $1,696,147 for the 2011 period. The increase of $350,873 or 21.7% is due to the reasons discussed above.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $121,897 for the 2012 period compared with $168,419 for the 2011 period.

Total Comprehensive Income

For the current 2012 quarter, we had a total comprehensive income of $2,168,917 compared with a total comprehensive income for 2011 comparable quarter of $1,864,566.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share.

Income applicable to common stock holders was $0.11 per share for the 2012 period compared with $0.08 per share for the 2011 comparable quarter.  The change in income per share is reflective of the earnings increase as the number of common shares subscribed has not changed.

Liquidity and Capital Resources

As of March 31, 2012, we had a working capital deficit of $10,109,577, compared to a working capital deficit of $12,348,090 as of December 31, 2011. This improvement in the working capital deficit is a result of the substantial advances to related parties which total $4,415,360 as of March 31, 2012. The decrease in the deficit by $2,238,513 for the current quarter from the 2011 year end is due principally to an increase in related party receivables.

Over the next 12 months, we will require additional working capital of approximately $1,000,000 to sustain our working capital needs based on projected sales of $15,500,000.  See plans for expansion below for additional capital needs to grow the business.

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

We have three short term loans at March 31, 2012 and December 31, 2011. The balances total $3,643,738 and $3,630,051, respectively.  One of the loans ($475,172) bears interest at 5.76%; the second loan ($1,584,283) bears interest at 120% of the base rate of the People’s Bank of China.  A third loan ($ 1,584,283) bears interest at 130% of the base rate of People's Bank of China.

As of March 31, 2012, we have business taxes payable of $1,680,479. While we have accounted for the tax liability in our Consolidated Statements of Income, we have not established a cash reserve equal to our accrued tax liability.

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

ITEM 4. CONTROLS AND PROCEDURES.

(Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

Wonder International Education & Investment Group Corporation

Date: May 16, 2012	By:	/s/ Xie Chungui
Xie Chungui
Chairman