Form 10-Q
period 2012-06-30
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2012-08-20
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

for the period ended June 30, 2012

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

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of August 13, 2012 was 20,000,000.

PART I - FINANCIAL INFORMATION

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets:
Cash	$1,111,431	$1,646,542
Miscellaneous receivables	163,279	273,190
Accrued interest receivable	11,564	11,515
Related party receivable	-	1,040,750
Prepaid expenses	748,310	82,231
Total current assets	2,034,584	3,054,228

Fixed Assets:
Building and related land rights	4,586,378	4,566,810
Computers and related furniture and equipment	8,800,466	7,393,943
Vehicles	967,205	963,077
Total fixed assets	14,354,049	12,923,830
Less accumulated depreciation	5,386,380	4,873,248
Net fixed assets	8,967,669	8,050,582

Other Assets:
Long term investment	38,041,497	37,878,788
Total other assets	38,041,497	37,878,788

Total Assets	$49,043,750	$48,983,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Bank loans payable	$2,060,581	$3,630,051
Accounts payable	108,649	424,949
Other accounts payable	832,674	825,008
Advanced tuition payments	6,204,402	8,387,527
Accrued liabilities	45,662	617,490
Taxes payable	1,845,388	1,517,293
Total current liabilities	11,097,356	15,402,318

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without
par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	23,816,580	19,591,560
Earnings appropriated for statutory reserves	2,929,391	2,929,391
Accumulated other comprehensive income	5,341,641	5,201,547
Total stockholders’ equity	37,946,394	33,581,280
Total Liabilities and Stockholders’ Equity	$49,043,750	$48,983,598

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For The Six Month Periods Ended June 30,
(Unaudited)

	2012	2011 (RESTATED)
Revenue	$9,265,867	$6,787,327
Cost of Sales	2,302,781	2,352,845
Gross Profit	6,963,086	4,434,482

Expenses:
Selling and Administrative Expenses	2,475,527	1,888,707
Operating Income	4,487,559	2,545,775

Other Income and Expense:
Other Income	27,615	51,085
Interest Income	-	481,950
Interest Expense	(143,593)	(79,610)
Other Expense	(146,561)	(3,316)

Net Income	4,225,020	2,995,884

Accumulated Other Comprehensive Income (Loss) – foreign
currency translation adjustments	140,094	643,397
Total Comprehensive Income	$4,365,114	$3,639,281

Income Per Share -
Basic and Diluted	$.21	$.15

Weighted Average Number of Shares Outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For The Three Month Periods Ended June 30,
(Unaudited)

	2012	2011 (RESTATED)
Revenue	$4,627,571	$2,870,739
Cost of Sales	1,099,679	1,077,160
Gross Profit	3,527,892	1,793,579

Expenses:
Selling and Administrative Expenses	1,166,770	721,478
Operating Income	2,361,122	1,072,101

Other Income and Expense:
Other Income	600	28,726
Interest Income	-	240,092
Interest Expense	(68,659)	(38,119)
Other Expense	(115,063)	(3,063)

Net Income	2,178,000	1,299,737

Accumulated Other Comprehensive Income (loss) – foreign
currency translation adjustments	18,215	474,978
Total Comprehensive Income	$2,196,215	$1,774,715

Income Per Share -
Basic and Diluted	$.11	$.06

Weighted average number of shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30,
(Unaudited)

	2012	2011 (RESTATED)
CASH FLOWS FROM OPERATIONS:
Net income	$4,225,020	$2,995,884
Adjustments to reconcile net income with net cash
provided (consumed) by operating activities:
Charges not requiring the outlay of cash:
Depreciation	492,684	482,426
Decreases in advanced tuition payments	(2,221,337)	(310,359)
Changes in assets and liabilities:
Decrease (increase) in other accounts receivable	1,157,443	513
Increases in teaching supplies	-	(37,874)
Increase in prepaid expenses	(666,382)	-
Decrease in accrued interest receivable	-	11,141
Increases in advances to related parties	-	(4,111,003)
Increases (decrease) in other accounts payable	(162,540)	58,473
Increases in taxes payable	221,721	137,868
Increase (decrease) in accrued liabilities	(626,647)	(271,070)
Net Cash Provided (Consumed) By Operating Activities	2,419,962	(1,044,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,376,057)	(2,633)
Decreases in restricted cash	-	1,512,147
Net Cash Provided By Investing Activities	(1,376,057)	1,509,514

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank loans	-	1,527,142
Repayments of bank loans	(1,586,622)	-
Repayments of drafts payable	-	(3,035,177)
Net Cash Consumed By Financing Activities	(1,586,622)	(1,508,035)

Effect on cash of exchange rate changes	7,606	17,292
Net change in cash	(535,111)	(1,025,230)
Cash balance, beginning of period	1,646,542	1,338,316

Cash balance, end of period	1,111,431	$313,086

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Wonder International Education & Investment Group Corporation (“the Company”) as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

2. RESTATEMENTS

The Company has restated its financial statements for fiscal year 2011. An error was discovered during the year 2011 in the way the Company had recorded its tax liabilities. Management realized that it had overlooked a Notice of the Ministry of Finance and State Administration of Taxes which exempted the Company from income taxes and certain other taxes. The exemption applies to companies which meet certain criteria and applies to all tax periods subsequent to the year 2003. The Company meets the required criteria and is exempt from income taxes for each of the years of its existence. In prior periods, the Company recorded income tax expense each period for each of its seven schools. These expenses have been eliminated in the restated statements of income and cash flows of the three and six month periods ended June 30, 2011. Also eliminated in the restated statements are income tax benefits which had been accrued in previous years relative to deferred revenue. These corrections resulted in an increase in net income for the six month period ended June 30, 2011 of $1,710,588 ($.08 per share).

3. SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest during the six month periods ended June 30, 2012 and June 30, 2011 was $143,593 and $79,610, respectively. Cash paid for income taxes during the six month periods ended June 30, 2012 and June 30, 2011 was $694 and $1,871, respectively.

There were no noncash investing or financing activities during either of the periods presented.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

4. DETAILS OF EXPENSES

Details of expenses incurred during the three month periods ended June 30, 2012 and 2011 are presented below:

	2012	2011

Advertising and publicity	$1,052,451	$750,588
Sales tax	247,498	237,551
Management salary and benefits	137,274	112,700
Staff salary and benefits	170,220	178,646
Office expense	50,756	101,422
Recruitment	496,517	343,051
Maintenance	39,489	145,044
Other	281,322	19,705
Total expenses	$2,475,527	$1,888,707

5. RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 2011, the Company advanced $3,098,542 to related parties and received payments against these advances of $1,510,892. Our President and controlling shareholder is the majority equity owner of these related parties. As of June 30, 2011, the related party receivables totaled $33,093,645. The main recipient of the advances is Anhui Wenda Information Technology Professional College. As of June 30, 2011, the amount due from the college was $17,373,452. Interest is charged on advances to the College at the basic rate charged for borrowing by the Peoples Bank of China; total interest charged during the three and six month periods ended June 30, 2011 was $240,092 and $481,950, respectively.  On December 31, 2011, the entire balance of these advances ($37,878,788) was converted into a 7% equity interest in the college.

6. GRADUATE STUDENT TRAINING PROGRAM

A new project group has been initiated by Wonder targeting the graduate student market in China with an advanced certification program.  The initial program will be at the Anhui, Zhejiang, Jiangsu, and Henan schools and once begun will be managed by the individual schools.  Expenditures to date have been as follows:

	Capitalized	Expensed

Technical equipment	$1,355,228	$-
Lease deposits and prepayments	602,324	-
Publicity		179,304
Advertising		193,568
Office expense		40,434
Other expense		12,772
	$1,957,552	$426,078

Capitalized program costs will be amortized beginning when the program starts and the assets are put into service.  The development of the program is estimated to take approximately one year.  The total program investment for all schools is estimated at $7,925,000.

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

Results of Operations for Six Months ended June 30, 2012 compared with June 30, 2011

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2012	2011
Revenue	$9,265,867	$6,787,327
Cost of Sales	2,302,781	2,352,845
Gross Profit	$6,963,086	4,434,482

For the six months ended June 30, 2012, our revenues grew to $9,265,867 from $6,787,327 for the comparable 2011 period. The increase of $2,478,540 or 36.5% is the result of an aggressive marketing and promotional campaign that began in 2009 and continues to date.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at five of seven Company schools.  We expect further growth in our revenues for the remainder of fiscal 2012.

Expenses:	2012	2011
Selling and Administrative Expenses	$2,475,527	1,888,707
Operating Income	$4,487,559	2,545,775

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2012 six month period were $2,475,527, which represents an increase of $586,820 or 31.1% from the expenses of $1,888,707 from the prior period.

Major items of included in Selling and Administrative Expenses were the following:

	2012	2011
Advertising	$1,052,451	$750,588
Sales tax	247,498	237,551
Management salary and benefits	137,274	112,700
Staff salary and benefits	170,220	178,646
Office expense	50,756	101,422
Recruitment	496,517	343,051
Maintenance	39,489	145,044

During the second quarter of fiscal 2012, we increased our advertising and promotional expenditures when compared to the prior year’s quarter. As mentioned above, we began to increase our advertising and promotional efforts commencing in fiscal 2009 generally on a quarter to quarter basis. We continued to do so during the current quarter compared to the same quarter last year.  During the 2012 period, we incurred $1,052,451 in advertising costs, an increase of $301,863 or 40.2% from $750,588 for the prior period. Sales tax for the current quarter increased by 4.2% from the prior quarter, an increase comparable to the change in new sales contracts recorded in the quarter.  Management salary and benefits for the current quarter increased  by 22% from the prior quarter due to the need to accommodate higher enrollment. Marketing staff salary and benefits for the current period were relatively flat compared to the prior quarter. We were able to increase revenues during the current period without a concomitant increase our marketing headcount. Office expenses for the current period decreased 50% from the prior period due to over- supply from previous purchases and the attempt to reduce discretionary expenses. Recruitment which represents principally travel and entertainment expenses incurred in promoting our schools to high school students increased by 44.7% from the prior period due to intensive promotional efforts at four of our school locations.  Our management decided to increase our recruiting efforts in the first fiscal quarter of 2011 and this effort continues through this current period. Previously, we did not focus on this method of attracting students. Maintenance decreased by 72.7% from the comparable prior period due to significant prior year renovations of the Anhui school.

Operating Income (Loss)
We generated operating income for the 2012 period of $4,487,559 compared with $2,545,775 for the 2011 period. The reasons for this increase are discussed above.

Other Income and Expenses
Other income was $27,615 for the 2012 period, a decrease of 46% from the prior year’s period. Other income represents income from the sales of books and school related services.

Interest income for the current period was nil compared with $481,950 for the comparable period in 2011. In the fourth quarter of 2010, we changed our arrangement with Anhui Wenda Information Technology Professional College (“College”), an accredited university located in Anhui Province, PRC, whereby the Company received interest at 5.85% per year on the university’s borrowings.  Our President and controlling shareholder is the majority equity owner of the College.   As of June 30, 2012, the amount due from the college was $0 as the previous advances were converted into a 7% investment in  College which occurred on December 28, 2011 and no other advances were made to the College during the six month period ended June 30, 2012 . Interest expense was $143,593 for the 2012 six month period, compared with $79,610 for the 2011 comparable prior year period due to an increase in the average balance of short term loans.  Other expense was $146,561 for the current six month period compared with $3,316 for the 2011 comparable period.  The increase is primarily due to penalties accrued on unpaid business taxes.

Net Income
Net Income for the current period was $4,225,020 compared with $2,995,884 for the 2011 period. The increase of $1,229,136 or 41% is due to the reasons discussed above.

Foreign currency translation adjustment
The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $140,094  for the 2012 period compared with $643,397 for the 2011 period.

Total Comprehensive Income
For the 2012 six month period, we had a total comprehensive income of $4,365,114 compared with a total comprehensive income for 2011 comparable period of $3,639,281.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share.
Income applicable to common stock holders was $0.21 per share for the 2012 period compared with $0.15 per share for the 2011 comparable quarter.  The change in income per share is reflective of the earnings increase as the number of common shares subscribed has not changed.

Results of Operations for Three Months ended June 30, 2012 compared with June 30, 2011

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2012	2011
Revenue	$4,627,571	$2,870,739
Cost of Sales	1,099,679	1,077,160
Gross Profit	$3,527,892	1,793,579

For the three months ended June 30, 2012, our revenues grew to $4,627,571 from $2,870,739 for the comparable 2011 period. The increase of $1,756,832 or 61% is the result of an aggressive marketing and promotional campaign that began in 2009 and continues to date.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at five of the seven Company schools.  We expect further growth in our revenues for the remainder of fiscal 2012.

Expenses:	2012	2011
Selling and Administrative Expenses	$1,166,770	721,478
Operating Income	$2,361,122	1,072,101

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2012 three month period were $1,166,770, which represents an increase of $445,292 or 61.7% from the expenses of $721,478 from the prior period.

Operating Income (Loss)
We generated operating income for the 2012 period of $2,361,122 compared with $1,072,101 for the 2011 period. The reasons for this increase are discussed above.

Other Income and Expenses
Other income was $600 for the 2012 quarter, a decrease of 98% from the prior year’s quarter. Other income represents income from the sales of books and school related services.

Interest income for the current period was nil compared with $240,092 for the comparable period in 2011. In the fourth quarter of 2010, we changed our arrangement with Anhui Wenda Information Technology Professional College (“College”), an accredited university located in Anhui Province, PRC, whereby the Company received interest at 5.85% per year on the university’s borrowings.  Our President and controlling shareholder is the majority equity owner of the College.   As of June 30, 2012, the amount due from the college was $0 as the previous advances were converted into a 7% investment in  College which occurred on December 28, 2011 and no other advances were made to the College during the quarter ended June 30, 2012 . Interest expense was $68,659 for the 2012 quarter, compared with $38,119 for the 2011 comparable quarter due to an increase in the balance of short term loans.  Other expense was $115,063 for the current quarter compared with $3,063 for the 2011 quarter.  The increase is primarily due to the accrual of penalties accrued on unpaid business taxes.

Net Income
Net Income for the current quarter was $2,178,000 compared with $1,299,737 for the 2011 period. The increase of $878,263 or 67% is due to the reasons discussed above.

Foreign currency translation adjustment
The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $18,215  for the 2012 period compared with $474,978 for the 2011 period.

Total Comprehensive Income
For the current 2012 quarter, we had a total comprehensive income of $2,196,215 compared with a total comprehensive income for 2011 comparable quarter of $1,774,715.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share.
Income applicable to common stock holders was $0.11 per share for the 2012 period compared with $0.06 per share for the 2011 comparable quarter.  The change in income per share is reflective of the earnings increase as the number of common shares subscribed has not changed.

Liquidity and Capital Resources

As of June 30, 2012, we had a working capital deficit of $9,062,781, compared to a working capital deficit of $12,348,090 as of December 31, 2011. The decrease in the deficit by $3,285,309 for the current quarter from the 2011 year end is primarily due to decreases in bank loans and advance tuition payments offset by a decrease in related party receivables.

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

We had two short term loans at June 30, 2012 and three at December 31, 2011. The balances were   $2,060,581 and $3,630,051, respectively.  One of the loans ($475,519) bears interest at 5.76%.  The second loan ($1,585,062) bears interest at 130% of the base rate of People's Bank of China.

As of June 30, 2012, we had business taxes payable of $1,845,388. While we have accounted for the tax liability in our Consolidated Statements of Income, we have not established a reserve account pursuant to which we have deposited an amount equal to our accrued tax liability.

Plans for Expansion

A new project group has been formed which targets the Chinese graduate student market with an advanced certification program.  The initial program will be located at the Anhui, Zhejiang, Jiangsu, and Henan schools.  Long term, this program will require an investment of $7,925,000.  Expenditures to date have totaled $2,383,630.

Additionally, given sufficient funding, we expect to expand our operations throughout China by establishing additional schools. Each new school will have a full complement of staff.  The capital needed for each new school is about $1,500,000 and is not included in the working capital needs. We are currently seeking up to $10 million in investment capital which will be used for our expansion plans. As of the date of this filing, we do not have any formal arrangement with any third party to provide such capital to us.  Accordingly, we can not predict whether we will be successful with our efforts to obtain investment capital.

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

Wonder International Education & Investment Group Corporation

Date: August 14, 2012	By:	/s/ Xie Chungui
Xie Chungui
Chairman