Form 10-Q
period 2012-09-30
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2012-11-19
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended September 30, 2012

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

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of November 13, 2012 was 20,000,000.

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets:
Cash	$2,006,487	$1,646,542
Miscellaneous receivables	239,318	273,190
Accrued interest receivable	11,545	11,515
Related party receivable	4,573,279	1,040,750
Prepaid expenses	688,561	82,231
Total current assets	7,519,190	3,054,228

Fixed Assets:
Building and related land rights	4,579,096	4,566,810
Computers and related furniture and equipment	11,959,861	7,393,943
Vehicles	963,514	963,077
Total fixed assets	17,502,471	12,923,830
Less accumulated depreciation	5,620,784	4,873,248
Net fixed assets	11,881,687	8,050,582

Other Assets:
Long term investment	37,980,693	37,878,788
Total other assets	37,980,693	37,878,788

Total Assets	$57,381,570	$48,983,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank loans payable	$3,639,816	$3,630,051
Accounts payable	118,619	424,949
Other accounts payable	1,054,238	825,008
Advanced tuition payments	11,339,862	8,387,527
Accrued liabilities	37,551	617,490
Taxes payable	2,175,360	1,517,293
Total current liabilities	18,365,446	15,402,318

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	24,944,959	19,591,560
Earnings appropriated for statutory reserves	2,929,391	2,929,391
Accumulated other comprehensive income	5,282,992	5,201,547
Total stockholders’ equity	39,016,124	33,581,280
Total Liabilities and Stockholders’ Equity	$57,381,570	$48,983,598

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For The Nine Month Periods Ended September 30,
(Unaudited)

	2012	2011
		(RESTATED)
Revenue	$14,137,203	$10,386,967
Cost of Sales	3,771,517	3,627,948
Gross Profit	10,365,686	6,759,019

Expenses:
Selling and Administrative Expenses	4,619,524	3,944,848
Operating Income	5,746,162	2,814,171

Other Income and Expense:
Other Income	33,516	62,383
Interest Income	-	761,740
Interest Expense	(204,805)	(162,166)
Other Expense	(221,474)	(3,811)
Net Income	5,353,399	3,472,317

Other Comprehensive Income (Loss) – foreign currency translation adjustments	81,445	973,724
Total Comprehensive Income	$5,434,844	$4,446,041

Income Per Share -
Basic and Diluted	$.27	$.17
Weighted Average Number of Shares Outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For The Three Month Periods Ended September 30,
(Unaudited)

	2012	2011
		(RESTATED)
Revenue	$4,871,336	$3,599,640
Cost of Sales	1,468,736	1,275,103
Gross Profit	3,402,600	2,324,537

Expenses:
Selling and Administrative Expenses	2,143,997	2,056,141
Operating Income	1,258,603	268,396

Other Income and Expense:
Other Income	5,901	11,298
Interest Income	-	279,790
Interest Expense	(61,212)	(82,556)
Other Expense	(74,913)	(495)
Net Income	1,128,379	476,433

Accumulated Other Comprehensive Income (loss) – foreign currency translation adjustments	(58,649)	330,327
Total Comprehensive Income	$1,069,730	$806,760

Income Per Share -
Basic and Diluted	$.06	$.02
Weighted average number of shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30,
(Unaudited)

	2012	2011
		(RESTATED)
CASH FLOWS FROM OPERATIONS:
Net income	$5,353,399	$3,472,317
Adjustments to reconcile net income with net cash
provided (consumed) by operating activities:
Charges not requiring the outlay of cash:
Depreciation	735,647	722,765
Increases in advanced tuition payments	2,934,647	5,543,536
Changes in assets and liabilities:
Decrease (increase) in other miscellaneous receivables	34,665	(195,797)
Increase in prepaid expenses	(607,118)	(84,444)
Decrease in accrued interest receivable	-	11,244
Increases in advances to related parties	(3,535,604)	(9,346,615)
Increases (decrease) in other accounts payable	227,389	341,059
Increases in taxes payable	655,070	515,824
Increase (decrease) in accrued liabilities	(890,553)	(323,002)
Net Cash Provided (Consumed) By Operating Activities	4,907,542	656,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,551,435)	(85,392)
Decreases in restricted cash	-	1,541,212
Net Cash Provided By Investing Activities	(4,551,435)	1,455,820

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank loans	1,585,163	-
Repayments of bank loans	(1,585,163)	(3,082,424)
Repayments of drafts payable	-	1,541,212
Net Cash Consumed By Financing Activities	-	(1,541,212)

Effect on cash of exchange rate changes	3,838	55,716
Net change in cash	359,945	627,211
Cash balance, beginning of period	1,646,542	1,338,316

Cash balance, end of period	2,006,487	$1,965,527

The accompanying notes are an integral part of these financial statemets.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Wonder International Education & Investment Group Corporation (“the Company”) as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

2. RESTATEMENTS

The Company has restated its financial statements for fiscal year 2011. An error was discovered during the year 2011 in the way the Company had recorded its tax liabilities. Management realized that it had overlooked a Notice of the Ministry of Finance and State Administration of Taxes which exempted the Company from income taxes and certain other taxes. The exemption applies to companies which meet certain criteria and applies to all tax periods subsequent to the year 2003. The Company meets the required criteria and is exempt from income taxes for each of the years of its existence. In prior periods, the Company recorded income tax expense each period for each of its seven schools. These expenses have been eliminated in the restated statements of income and cash flows of the three and nine month periods ended September 30, 2011. Also eliminated in the restated statements are income tax benefits which had been accrued in previous years relative to deferred revenue. These corrections resulted in an increase in net income for the nine month period ended September 30, 2011 of $1,801,802 ($.09 per share).

3. SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest during the nine month periods ended September 30, 2012 and September 30, 2011 was $204,805 and $162,166, respectively. Cash paid for income taxes during the nine month periods ended September 30, 2012 and September 30, 2011 was $62,023 and $4,307, respectively.

There were no noncash investing or financing activities during either of the periods presented.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

4. DETAILS OF EXPENSES

Details of expenses incurred during the nine month periods ended September 30, 2012 and 2011 are presented below:

	2012	2011

Advertising and publicity	$2,516,687	$1,798,863
Sales tax	596,514	560,772
Management salary and benefits	205,738	216,712
Staff salary and benefits	288,454	295,241
Office expense	196,380	151,991
Recruitment	640,167	473,502
Maintenance	44,209	147,365
Other	131,375	300,402
Total expenses	$4,619,524	$3,944,848

5. RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2012, the Company advanced $7,731,295 to related parties and received payments against these advances of $4,198,766. The balance at September 30, 2012 is $4,573,279.  Our President and controlling shareholder is the majority equity owner of these related parties. During the year ended December 31, 2011 the Company advanced funds, primarily to Anhui Wenda Information Technology Professional College. At September 30, 2011 these advances totaled $38,978,975.  Interest charged during the nine months ended September 30, 2011 was $761,740.  On December 31, 2011, the entire balance of these advances to the University ($38,878,788) was converted into a 7% equity interest in the college.

6. GRADUATE STUDENT TRAINING PROGRAM

A new project group has been initiated by Wonder targeting the graduate student market in China with an advanced certification program.  The initial program will be at the Anhui, Zhejiang, Jiangsu, and Henan schools and once begun will be managed by the individual schools.  Expenditures to date have been as follows:

	Capitalized	Expensed

Technical equipment	$1,355,314	$-
Lease deposits and prepayments	602,362	-
Publicity	-	220,464
Advertising	-	454,942
Office expense	-	87,871
Other expense	-	168,172
	$1,957,676	$931,449

Capitalized program costs will be amortized beginning when the program starts and the assets are put into service.  The development of the program is estimated to take approximately one year.  The expenses noted above are included in the expenses detailed in Note 4. The total program investment for all schools is estimated at $7,925,000.

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

Results of Operations for Nine Months ended September 30, 2012 compared with September 30, 2011 (restated).

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2012	2011
Revenue	$14,137,203	$10,386,967
Cost of Sales	3,771,517	3,627,948
Gross Profit	$10,365,686	6,759,019

For the nine months ended September 30, 2012, our revenues grew to $14,137,203 from $10,386,967 for the comparable 2011 period. The increase of $3,750,236 or 36.1% is the result of an aggressive marketing and promotional campaign that began in 2009 and continues to date.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at six of seven Company schools.  We expect further growth in our revenues for the remainder of fiscal 2012.

Expenses:	2012	2011
Selling and Administrative Expenses	$4,619,524	3,944,848
Operating Income	$5,746,162	2,814,171

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2012 nine month period were $4,619,524, which represents an increase of $674,676 or 17.1% from the expenses of $3,944,848 from the prior period.

Major items of included in Selling and Administrative Expenses were the following:

	2012	2011
Advertising	$2,516,687	$1,798,863
Sales tax	596,514	560,772
Management salary and benefits	205,738	216,712
Marketing staff salary and benefits	288,454	295,241
Office expense	196,380	151,991
Recruitment	640,167	473,502
Maintenance	44,209	147,365

During the third quarter of fiscal 2012, we increased our advertising and promotional expenditures when compared to those of the prior year’s quarter. As mentioned above, we began to increase our advertising and promotional efforts commencing in fiscal 2009 generally on a quarter to quarter basis. We continued to do so during the current quarter compared to the same quarter last year.  During the 2012 period, we incurred $2,516,687 in advertising costs, an increase of $717,824 or 39.9% from $1,798,863 for the prior period. Sales tax for the current quarter increased by 6.4% from the prior quarter, an increase comparable to the change in new sales contracts recorded in the quarter.  Management salary and benefits for the current quarter decreased  by 5.1% from the prior quarter due primarily to benefit reductions. Marketing staff salary and benefits for the current period were relatively flat compared to the prior quarter. We were able to increase revenues during the current period without a concomitant increase our marketing headcount. Office expenses for the current period increased 29.2% from the prior period due to expenses to support the graduate school program. Recruitment which represents principally travel and entertainment expenses incurred in promoting our schools to high school students increased by 35.2% from the prior period due to intensive promotional efforts at four of our school locations.  Our management decided to increase our recruiting efforts in the first fiscal quarter of 2011 and this effort continues through this current period. Previously, we did not focus on this method of attracting students. Maintenance decreased by 70.0% from the comparable prior period due to significant prior year renovations of the Anhui school.

Operating Income (Loss)

We generated operating income for the 2012 period of $5,746,162 compared with $2,814,171 for the 2011 period. The reasons for this reduction are discussed above.

Other Income and Expenses

Other income was $33,516 for the 2012 quarter, a decrease of  46.3% from $62,383 for the prior year’s quarter. Other income represents income from the sales of books and school related services.

Interest income for the current period was nil compared with $761,740 for the comparable period in 2011. In the fourth quarter of 2010, we changed our arrangement with Anhui Wenda Information Technology Professional College (“College”), an accredited university located in Anhui Province, PRC, whereby the Company received interest at 5.85% per year on the university’s borrowings.  Our President and controlling shareholder is the majority equity owner of the College.   As of September 30, 2012, the amount due from the college was $0 as the previous advances were converted into a 7% equity investment in the College which occurred on December 28, 2011 and no other advances were made to the College during the nine month period ended September 30, 2012 .

 Interest expense was $204,505 for the 2012 nine month period, compared with $162,166 for the 2011 comparable prior year period due to changes in the base rate of the People's Bank of China.

Other expense was $221,474 for the current nine month period compared with $3,811 for the 2011 comparable period.

Net Income

Net Income for the current quarter was $5,353,399 compared with $3,472,317 for the 2011 period. The increase of $1,881,082 or 54.2% is due to the reasons discussed above.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $81,445  for the 2012 period compared with $978,140 for the 2011 period.

Total Comprehensive Income

For the current 2012 period, we had a total comprehensive income of $5,434,844 compared with a total comprehensive income for the 2011 comparable quarter of $4,450,457.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share.

Income applicable to common stock holders was $0.27 per share for the 2012 period compared with $0.17 per share for the 2011 comparable quarter.  The change in income per share is reflective of the earnings increase as the number of common shares subscribed has not changed.

Results of Operations for Three Months ended September 30, 2012 compared with September 30, 2011 (restated).

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2012	2011
Revenue	$4,871,336	$3,599,640
Cost of Sales	1,468,736	1,275,103
Gross Profit	$3,402,600	2,324,537

For the three months ended September 30, 2012, our revenues grew to $4,871,336 from $3,599,640 for the comparable 2011 period. The increase of $1,271,696 or 35.3% is the result of an aggressive marketing and promotional campaign that began in 2009 and continues to date.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at five of the seven Company schools.  We expect further growth in our revenues for the remainder of fiscal 2012.

Expenses:	2012	2011
Selling and Administrative Expenses	$2,143,997	2,056,141
Operating Income	$1,258,603	268,396

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2012 three month period were $2,143,997, which represents an increase of $87,856 or 4.3% from the expenses of $2,056,141 from the prior period.

The larger items included in Selling and Administrative Expense were the following

	2012	2011
Advertising	$1,464,236	$1,048,275
Sales tax	349,016	323,221
Management salary and benefits	68,464	104,012
Staff salary and benefits	118,234	116,595
Office expense	145,624	50,569
Recruitment	143,650	130,451
Maintenance	4,720	2,321

Expenses of the third quarter are usually higher than in the other quarters because of seasonal factors.  Many of the expenses are also higher in the third quarter of 2012 because we began intensive preparations for the new graduate program during the second quarter of 2012.

Operating Income (Loss)

We generated operating income for the 2012 period of $1,258,603 compared with $268,396 for the 2011 period. The reasons for this reduction are discussed above.

Other Income and Expenses

Other income was $5,901 for the 2012 quarter, a decrease of 47.8% from the prior year’s quarter. Other income represents income from the sales of books and school related services.

Interest income for the current period was nil compared with $279,790 for the comparable period in 2011. In the fourth quarter of 2010, we changed our arrangement with Anhui Wenda Information Technology Professional College (“College”), an accredited university located in Anhui Province, PRC, whereby the Company received interest at 5.85% per year on the university’s borrowings.  Our President and controlling shareholder is the majority equity owner of the College.   As of September 30, 2012, the amount due from the college was $0 as the previous advances were converted into a 7% equity investment in the College which occurred on December 28, 2011 and no other advances were made to the College during the quarter ended September 30, 2012 .

 Interest expense was $61,212 for the 2012 quarter, compared with $82,556 for the 2011 comparable quarter due to quarter to quarter changes in the base rate of the People's Bank of China.

Other expense was $74,913 for the current quarter compared with $495 for the 2011 quarter.

Net Income

Net Income for the current quarter was $1,128,379 compared with $476,433 for the 2011 period. The increase of $651,946 or 137% is due to the reasons discussed above.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was an unfavorable $58,649  for the 2012 period compared with a favorable $334,743 for the 2011 period.

Total Comprehensive Income

For the current 2012 quarter, we had a total comprehensive income of $1,069,730 compared with a total comprehensive income for the 2011 comparable quarter of $811,176.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share.

Income applicable to common stock holders was $0.06 per share for the 2012 period compared with $0.02 per share for the 2011 comparable quarter.  The change in income per share is reflective of the earnings increase as the number of common shares subscribed has not changed.

Liquidity and Capital Resources

As of September 30, 2012, we had a working capital deficit of $10,846,256, compared to a working capital deficit of $12,348,090 as of December 31, 2011. The decrease in the deficit by $1,501,834 for the current quarter from the 2011 year end is primarily due to an increase in related party receivables, partially offset by an increase in advance tuition payments.

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

We had two short term loans outstanding at September 30, 2012 and we had three at December 31, 2011. The balances were   $3,639,816 and $3,630,051, respectively.

As of September 30, 2012, we had business taxes payable of $2,175,360, compared with $1,517,293 at December 31, 2011.

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

Wonder International Education & Investment Group Corporation

Date: November __, 2012	By:	/s/ Xie Chungui
Xie Chungui
Chairman