Form 10-K
period 2012-12-31
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2013-04-16
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended December 31, 2012

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

Issuer’s telephone number: 480-966-2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately as of June 30, 2012 cannot be calculated because there was no market for the issuer’s securities on such date.

The number of shares issued and outstanding of issuer’s common stock, $.001 par value, as of April 9, 2012 was 20,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I.

Certain statements contained in this report are forward-looking in nature.  These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negatives thereof, or comparable terminology, or by discussions of strategy.  You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements.  Certain of such risks and uncertainties are discussed below under the heading "Item 1A. Risk Factors."

ITEM 1.          DESCRIPTION OF BUSINESS.
As stated herein, unless otherwise specified, all monetary amounts are in U.S. dollars. All renminbi, or RMB, amounts have been translated into U.S. dollars as follows:  for balance sheet amounts at the December 31, 2012 noon buying rate in the City of New York for cable transfers of RMB as certified for customs purposes by the Federal Reserve Bank of New York, being US$1.00 = RMB 6.3161; for amounts related to the income statement and cash flows statement, at the average rate of exchange during the year 2012, being US $1=RMB6.31984
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

Organizational History.

Wonder International Education & Investment Group Corporation (“US Wonder”) is a US holding company, incorporated in Arizona on April 21, 2008. On November 1, 2010, US Wonder acquired all of the outstanding capital stock of Anhui Lang Wen Tian Cheng Consulting & Management Co., Ltd., a PRC company (“WFOE”), pursuant to the terms of a share exchange agreement.  As a result, WFOE became a wholly owned subsidiary of US Wonder.  On November 3, 2010, WFOE entered into a series of agreements with Anhui Wonder Education and Management Company, Ltd, a PRC company (“China Wonder”), including a Voting Right Proxy Agreement, Option Agreement, Equity Pledge Agreement, Consulting Services Agreement and Operating Agreement. The above WOFE arrangement was implemented by the Company to comply with the Merger and Acquisitions regulations in the PRC, which among other items, limits ownership of PRC companies by foreigners.
China Wonder owns and operates seven separate vocational training schools in seven provinces in China.  These schools are now famous non-governmental vocational education institutions in China. Wonder’s core business is to provide IT education to students ranging in age from 18 to 30. China Wonder’s seven vocational schools are in the following provinces of China: Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning.  Through our ownership of WFOE and the contractual arrangements between the WOFE and China Wonder, we control China Wonder and the schools and have the ability to control any income produced by China Wonder.

The Wholly-Foreign Owned Enterprise Law (1986), as amended, and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006), contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserves. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC central government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits. Furthermore, if our subsidiaries or affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

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

Summarized balance sheet information of the operating companies follows.  The financial performance and cash flows of the Company are aligned with those of the WFOE and the operating companies.  The Company controls the operations of the operating companies and their cash flows through the WFOE, which effects control over those operations through the various agreements which are described in Note 1 to the financial statements.  The financial position, financial performance, and cash flows of the Company are totally dependent on the results produced by the operating companies.

China Wonder											Exchange Rate:
Balance sheet summary by school												6.3161
For the year ended December 31, 2012
	In RMB
								CHINA			RMB	USD
SCHOOL	LN	HB	JS	ZJ	FJ	HN	AH	WONDER	TOTAL	ADJUSTMENTS	TOTAL	TOTAL

CURRENT ASSETS	1,098,774	452,617	730,300	2,058,044	241,656	620,435	12,053,411	56,424,585	73,679,822	(38,555,850)	35,123,972	5,561,022

FIXED ASSETS	3,200,147	2,202,726	4,912,246	6,769,632	1,080,196	5,692,297	48,606,138	377,029	72,840,411		72,840,411	11,532,498

OTHER ASSETS								240,000,000	240,000,000	-	240,000,000	37,998,132

TOTAL ASSETS	4,298,921	2,655,343	5,642,546	8,827,676	1,321,852	6,312,732	60,659,549	296,801,614	386,520,233	(38,555,850)	347,964,383	55,091,652

CURRENT LIABILITIES	3,744,895	1,026,770	3,499,242	6,452,169	769,769	3,462,354	13,353,641	23,373,897	55,682,737	38,262,463	93,945,200	14,873,925

TOTAL LIABILITIES	3,744,895	1,026,770	3,499,242	6,452,169	769,769	3,462,354	13,353,641	23,373,897	55,682,737	38,262,463	93,945,200	14,873,925

EQUITY	554,026	1,628,573	2,143,304	2,375,506	552,083	2,850,379	47,305,909	273,427,716	330,837,496	(76,818,313)	254,019,183	40,217,727

TOTAL LIABILITIES AND EQUITY	4,298,921	2,655,343	5,6542,546	8,827,675	1,321,852	6,312,733	60,659,550	296,801,613	386,520,233	(38,555,850)	347,964,383	55,091,652

For fiscal year ended December 31, 2012, we had revenues of $18,913,562, gross profit of $12,811,008 and a net income of  $6,526,779. For fiscal year ended December 31, 2011, we had revenues of $14,839,050, gross profit of $9,432,463 and net income of $5,117,847.

Government Regulation
The Chinese government regulates the education services industry and the substance of Internet content. This section summarizes the principal Chinese regulations relating to our businesses. We operate our business in China under a legal framework that consists of the State Council, which is the highest executive authority of the Chinese central government, and several ministries and agencies under its authority, including the Ministry of Education, or MOE, the State Administration of Foreign Exchange, or SAFE, the Ministry of Information Industry, or MII, the State Administration for Industry and Commerce, or SAIC, the Ministry of Civil Affairs, or MCA, and their respective authorized local counterparts.

We have been advised by our PRC counsel that, no consent, approval or license other than those already obtained by our Chinese subsidiaries and affiliates is required under any of the existing laws and regulations of China for our business and operations.

Regulations on Operating Private Schools
The principal regulations governing private education in China consist of the Education Law of the People’s Republic of China, The People’s Republic of China (PRC) Law for Promoting Private Education (2003), and the Implementation Rules for the PRC Law for Promoting Private Education (2004).  These regulations are summarized below.

Education Law of the People’s Republic of China
The Education Law of the People’s Republic of China, or the Education Law, was enacted on March 18, 1995. The Education Law sets forth provisions relating to the fundamental education systems of China, including a system of pre-school education, primary education, secondary education and higher education, a system of nine-year compulsory education and a system of education certificates. The Education Law requires the government to formulate plans for the development of education and the establishment and operation of schools and other education institutions. In principle, enterprises, social organizations and individuals are encouraged to operate schools and other types of educational organizations in accordance with Chinese laws and regulations. Nevertheless, no school or any other accredited educational institution may be established for profit-making purposes. However, private schools may be operated for “reasonable returns,” as described in more detail below.

The PRC Law for Promoting Private Education (2003) and The Implementation Rules for the PRC Law for Promoting Private Education (2004)
The Law for Promoting Private Education (2003) became effective on September 1, 2003, and its implementing regulations, The Implementation Rules for the Law for Promoting Private Education (2004), became effective on April 1, 2004. Under these regulations, “private schools” are defined as schools established by individuals or private social organizations using private funds. Private schools providing degree education, pre-school education, education for self-study aid and other academic education are subject to approval by the education authorities, while private schools engaging in occupational qualification training and occupational skill training are subject to approvals from the authorities in charge of labor and social welfare. An approved private school will be granted an operating permit, and it must be registered with the MCA or its local counterpart as a privately run non-enterprise legal person.

The operation of private schools is highly regulated. For example, the types and amounts of fees charged by private schools offering certifications must be approved by the relevant governmental authority and be publicly disclosed, and the types and amounts of fees charged by private schools that do not offer certifications need only be filed with the relevant governmental authority and be publicly disclosed.

Private education is treated as a public welfare undertaking under the regulations. Nonetheless, investors in a private school may elect to require “reasonable returns” from the schools. Under the regulations, an election to establish a private school as one requiring reasonable returns must be made in the articles of association of the school. For schools that have made this election, the amount of reasonable return that can be distributed to investors each year is determined based on a percentage of the school’s “operating surplus,” which is equal to the school’s annual net income less the aggregate amount of donations received, government subsidies, if any, the amount required to be reserved for the school’s development fund and other expenses as required by the regulations. This percentage is determined by the school’s board of directors, taking into consideration the following factors: (i) the school’s tuition and other fees, (ii) the ratio of the school’s expenses used for educational activities and improving the educational conditions to the total fees collected; and (iii) the school’s admission standards and educational quality. Information relating to these factors must be publicly disclosed before the school’s board determines the percentage of the school’s annual net balance that can be distributed as reasonable returns.

This disclosed information and the decision to distribute reasonable returns must also be filed with the approval authorities within 15 days from the decision made by the board. However, none of the current Chinese laws and regulations provides a formula or other guidelines for determining “reasonable returns.” In addition, none of the current Chinese laws and regulations sets forth different requirements or restrictions on a private school’s ability to operate its education business based on such school’s status as a school that requires reasonable returns or a school that has not made this election. At the end of each fiscal year, private schools are required to allocate a certain amount to their development fund for the construction and maintenance of the school and the procurement and upgrade of educational equipment. For private schools that require reasonable returns, this amount must be no less than 25% of the annual net income or the annual increase in the net assets of the school, while for other private schools, this amount must be no less than 25% of the annual increase in the net assets of the school, if any. Private schools that have not elected to require reasonable returns are entitled to the same preferential tax treatment as public schools. The regulations require that preferential tax treatment policies applicable to private schools requiring reasonable returns to be formulated by the finance authority, taxation authority and other authorities under the State Council, but to date no such regulations have been promulgated by the relevant authorities.

Through fiscal year 2012, the Company has not elected to receive “reasonable returns” from its schools, and all income that may otherwise be available for distribution shareholders has been retained for operational purposes.

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

●
China Wonder’s market focus is in the vast rural areas of China and the students who are unable to pass the national high school exam or the entrance test for university acceptance.  There are more than five million students each year that are candidates for China Wonder’s IT education. Wonder has established a strong marketing strategy to reach these students and to promote its IT education programs to its market. Wonder’s student population is classified as “long term” and “short term.” Long term students subscribe to a two year curriculum and receive a certification following completion. Short term students subscribe to a one or two month accelerated course(s). During the past three years, Wonder graduated the following number of long term students; 9,097 in fiscal 2010, 9,486 in fiscal 2011, and 9,132 in fiscal 2012.

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

AWARDS & QUALIFICATION

Wonder has achieved recognition for its IT education from various sources, including various ministries in the PRC. A list of these achievements is presented below:

On December 10, 2012, Wonder was named one of the Most Influential IT Education Brand and one of the most Valuable Vocational Education Brand in the year of 2012 by the Tencent Corporation;

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

Wonder’s Curriculum Review Process

Curriculum design

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

Education Support/Description of Property

Faculty

Currently, Wonder has a total of 553 employees, approximately 209 full time and 55 part time teachers who are sufficient to educate 35,000 students each year, and the remainder of employees are administrative staff  Wonder graduates between 12,000 to 19,000 students per year (which includes both long term students and short term students). Accordingly, the Company maintains sufficient teacher capacity to grow the business during the next couple of years without an increase in the faculty capacity.

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

➢▪▪	Recommended institution by the PRC Ministries of Education, Labor, and Information.

➢▪▪	Authorized training center for Microsoft, Adobe, Cisco, Autodesk, Discreet and Macromedia.

➢▪▪	Authorized training center for Corel, Solid works, CIW, Sun, Linux in Canada.

➢▪▪	The only authorized training institution, internet technology school, ATA software school in Anhui Province for Microsoft.

➢▪▪	Authorized training institution for the Chinese Anti-Hacker & Computer Virus Research Center.

➢▪▪	Authorized test center for Prometric, which is the largest computer test service corporation, providing over 60 famous IT tests worldwide.

As stated above, Wonder was chosen by the PRC Government as a “recommended institution” since we target rural village students for our vocational programs. As result, our business plan had coincided with the efforts of the government to extend education to the rural villages. The designation of “recommend institution” is significant because we use the “recommended institution” in our student marketing materials and, based on past results, we believes it assists us in recruiting new students. In addition, to a lesser extent, we believe the “recommended institution” designation helps with the placement of Wonder’s students into full time employment.

PROPRIETARY BUSINESS MODELS

 Double Certificates Education Model

China Wonder has launched the Double Certificates Education Model identified as “Ability + School Certificates.”  This model provides assistance to students of China Wonder who are taking classes through the self-study program, the adult education program or through the off-campus program. China Wonder also provides to qualifying students certifications authorized by foreign companies, such as Adobe and Autodesk, and a certification for the National Junior College Degree. This model has been recognized and accepted throughout China since it provides opportunities for many students who cannot take the traditional classes.

Employment Referral System

China Wonder’s Employment Referral System

With student employment as a key strategy, China Wonder has established 12 employment centers through the PRC (see map below). These centers provide job placement services for its students with local companies since 2000. As a result, China Wonder has established and maintained excellent relationships with many local companies and is able to secure employment for almost all of its graduating students through this process. This aspect of Wonder’s business is highly attractive to its students and is a key competitive advantage.

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

The Development of Secondary Vocational Education
During the Past 30 Years in China

The Development of China’s Private Vocational Education
(Source: 2007-2009 China Vocational Education Industry Report)

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

Focusing on practical training methods

Chinese education has changed from an elite education system with limited participation to a more popular broader education system which includes vocational training. With the optimization of the industry structure and with more specialization required, a vocational education has become more important in the PRC.  Practical skills are needed in the work place.  The vocational education system requires students to practice what they learn by putting into practice what they studied in the classroom.  Many of the students will seek more than one educational degree to meet the needs of the industry in their areas.

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

THE POTENTIAL OF “INFORMATION TECHNOLOGY (“IT”) EDUCATION” IN THE CHINESE MARKET

According to the Ministry of Education in China, there were approximately 2.1 million (in 2009), about 2.2 million (in 2010) and about 2.3 million (in 2011) graduates of IT departments; there were approximately 1.97 million (in 2009), 2.06 million (in 2010), and 2.17 million (in 2011) students studying IT at vocational education schools   The Company believes that as the IT industry develops, this will produce a concomitant increase in the demand for IT.

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

IT Supply and Demand in China

(Source: 2007-2009 China Vocational Education Industry Report)

Market Size and Demand

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

Great market demand of vocational education after high school in China

During the past 20-30 years, the quality of the high school curriculum in the PRC has improved dramatically, and at the same time, demand has increased due in part to the heavy population migration to urban areas. Unfortunately,  post graduate educational opportunities (ie universities) have not grown symmetrically. As a result, there’s great market demand for vocational education. According to statistics from the Ministry of Education in China, 8.8 million students had been recruited by universities with the average enrollment ratio of 60.23 per cent of total possible students in 2006, in 2007 the quantity increased to 10.1 million while the ratio decreased to 54 per cent; in 2008 the quantity reached a culminating point of 10.5 million students and the ratio was 57.04 per cent.  Therefore, there is only a small improvement of Chinese Universities’ total capacity. Accordingly, this has led to a great market demand for vocational education.
However, more recently, the number of junior high school graduates and high school graduates showed a slight downward trend, due in large part to the decline of the birth population in China and an increasing number of junior high school and high school graduates studying abroad.
In 2010, there were 9.6 million high school graduates and 18.5 million junior high school graduates,
In 2011, there were 9.4 million high school graduates and 18.2 million junior high school graduates, and
In 2012, there were 9.2 million high school graduates, and 18 million junior high school graduates
(Source: Ministry of Education of China)

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

COMPETITIVE ADVANTAGES

China Wonder’s core marketing competence lies in their existing channels to recruit new students. They rely heavily on their various recruitment centers and employment agencies to contact new students.

Wonder’s Competitive Edge

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

Student’s Employment Security Advantage
With 15 years of vocational educational training experience, China Wonder has gained many experiences in brand consciousness, management and market orientation. The Company’s 15 employment placement offices are located in the major cities and IT-developed regions. The Company closely monitors its student placement, and students are encouraged to notify the Company if they have not obtained job placement post graduation.  Based on these factors, the Company believes that it has control over its job placement results. Accordingly, the Company further believes that almost all of the students are placed within 30 days after graduation.

ITEM 1A.       RISK FACTORS.

Disclosure Regarding Forward Looking and Cautionary Statements.

Forward Looking Statements:   All statements other than statements of historical facts included in this Form 10-K regarding the Company’s financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management’s expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company’s expectations (“Cautionary Statements”) are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-K. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements:  Certain risks and uncertainties are inherent in the Company’s business. In addition to other information contained in this Form 10-K, the following Cautionary Statements should be considered when evaluating the forward looking statements contained in this Form 10-K:

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

Our common stock is subject to the “penny stock” rules of the SEC.
Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock. Because our stock may not be traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market and because the market price of the common stock may be less than $5.00 per share, the common stock is classified as a “penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination; and the broker or dealer has received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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
We have recently commenced trading of our common stock on the OTC-BB and OTC-QB, however, we will have no control over the market price of our common stock. The market price of our common stock likely will be highly volatile. In addition, factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to current or future agreements may have a significant impact on the market price of our stock, causing the market price to decline. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us could also have an adverse effect on the price of our securities.  Such a decline would seriously hinder our ability to raise additional capital and prevent us from fully implementing our business plan and operations.

Control by our Founder and Chairman.
Mr. Chungui Xie, our Founder and Chairman, owns and controls approximately 83% of our total issued and outstanding shares of our common stock. Such ownership by the Company’s principal shareholder, executive officer and director may have the effect of delaying, deferring, preventing or facilitating a sale of the Company or a business combination with a third party.

Even taking into account the limitations of Rule 144, the future sales of restricted shares could have a depressive effect on the market price of the Company’s securities in any market, which may develop.
The 20,000,256 shares of Common Stock presently issued are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) or have other re-sale restrictions as set forth in our recent Form S-1 Registration Statement. In the future, these shares may be sold in compliance with Rule 144 of the Securities Act, pursuant to the terms of our recent Form S-1 Registration Statement, or pursuant to another Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person, who has not been an affiliate of the issuer for the past 90 days and has held restricted securities for six months of an issuer that has been reporting for a period of at least 90 days, may sell those securities so long as the Company is current in its reporting obligations.  After one year, non-affiliates are permitted to sell their restricted securities freely without being subject to any other Rule 144 condition.  Sales of restricted shares by our affiliates who have held the shares for six months are limited to an amount equal to one percent (1%) of the Company’s outstanding Common stock that may be sold in any three-month period. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Securities Exchange Act”) or of Rule 15c2-11 there under.  There is no limitation on such sales and there is no requirement regarding adequate current public information. Sales under Rule 144 or pursuant to a Registration Statement filed under the Act, may have a depressive effect on the market price of our securities in any market, which may develop for such shares. However, these rules apply only to shares in a company that is not considered a “shell” entity.  In the event that the issuer is a “shell” entity, as we are, all shares must be held for one year from the date of distribution in order to be sold in compliance with Rule 144.

If shareholders sell a large number of shares all at once or in blocks, the value of our shares would most likely decline.
The Company has 20,000,000 shares of Common Stock outstanding as of the date of this filing. Substantially all of these shares may be resold into the public market under Rule 144. Consequently, the potential sale of a large amount of these shares into the market may depress the market price for our Common Stock and impair our ability to raise additional capital through the public sale of Common Stock. The Company has no arrangement with any of the holders of our shares to address the possible effect on the price of the Company’s Common Stock of the sale by them of their shares.

Risks Relating to Regulation of Our Business

Changes to preferential policies adopted by the Chinese government related to vocational education may negatively affect our business and results of operations.
The Chinese government has adopted preferential policies for the development of vocational schools in China, including “The Decision to Enhance the Promotion of the Reform and Development of Vocational Education” and “The Decision to Enhance the Development of Vocational Education” published by the State Council in September 2002 and October 2005, respectively. These decisions require all levels of government in China to intensify their support for vocational education and to gradually increase the financial resources that local and provincial governments allocate to vocational education. While the impact of these regulations have had a negligible impact on our business and operations, if the government were to develop new policies which would create competitive schools or further regulate our existing schools, such policies would have negative impact on our business and results of operations.

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

We are required to hold a variety of permits, licenses and certificates to conduct our business in China. There permits are issued by each local government (Ministry  of Labor)in which we operate and by the Social Resource Bureau. We believe that we possess all the permits, licenses and certificates required for our business to operate in its current manner. However, there may be circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial advance notice, and it is possible that we could fail to obtain the approvals, permits, licenses or certificates that are required to expand our business as we intend. If we fail to obtain or to maintain such permits, licenses or certificates or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products or services that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

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
SAFE issued a public notice in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are shareholders and/or beneficial owners of offshore special purpose companies established before November 1, 2005 are required to register with the local SAFE branch before March 31, 2006. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to file, update and modify his or her SAFE registration with the SAFE or its competent local branch, with respect to that offshore special purpose company in connection with any of its increase or decrease of capital, transfer of shares, merger, split, equity investment or creation of any security interest over any assets located in China. The SAFE regulations require retroactive approval and registration of direct or indirect investments previously made by PRC residents in offshore special purpose companies. To further clarify the implementation of Circular 75, SAFE issued Circular 106 in May 2007. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. We have requested our current shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the ambit of the SAFE notice and urge those who are PRC residents to register with the local SAFE branch as required under the SAFE notice. The failure of these shareholders and/or beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future shareholders and/or beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such shareholders and/or beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute dividends to our company or otherwise adversely affect our business.

As of the date of this filing, Anhui Wonder has filed its SAFE registration and is waiting on  a response from SAFE.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that our corporate structure is unlawful,  we may become subject to penalties.
On August 8, 2006, PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. On June 22, 2009, the MOFCOM promulgated the amended Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “Order 6”, together with M&A rule, the “New M&A Rules”), which became effective immediately. The M&A Rule, among other things, has certain provisions that require offshore special purpose vehicles, or SPVs, newly formed for the purpose of acquiring PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges, including a list of application materials with respect to the listing on overseas stock exchanges by SPVs. We believe that the M&A Regulations only apply to transactions involving “mergers and acquisitions of domestic enterprises by foreign investors,” we believe that (i) the M&A Regulations are not applicable to our corporate structure based on control by contractual methods and (ii) CSRC approval is not required in the context of this offering, for the following reasons: (a) we established our PRC subsidiary, China WFOE, by means of direct investment, not through merger or acquisition of any PRC domestic companies and (b) we control our VIE and its subsidiaries through contractual arrangements, not through “mergers and acquisitions of domestic enterprises by foreign investors” as defined under the M&A Regulations. If the CSRC or another PRC regulatory agency subsequently determines that its approval is required for this offering, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, restrict or prohibit payment or remittance of dividends by our PRC subsidiary to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares. However, our PRC counsel has advised us that the Company has all necessary licenses and approval to conduct it business and there is no reason to believe that any regulatory authority is considering modifying, suspending, or revoking and such licenses, consents, authorizations, approvals, orders, certificates or permits

The M&A Rule establishes more complex procedures for some acquisitions of PRC companies by foreign entities, which could make it more difficult for us to pursue growth through acquisitions in China.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.          PROPERTIES

Our headquarters in the PRC are located at 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China. These offices are owned by our President and are leased to us rent free. The lease arrangement is month to month. If rent were charged for this space, it would be $3,591 per month.

All of the Company’s schools rent classroom, office, and dormitory space under operating leases.  There are leases for ten facilities at these schools.  Eight of these leases expire more than one year after December 31, 2012. Future rent for these leases is presented below:

2013	$1,307,511
2014	1,004,889
2015	958,522
2016	858,513
2017	797,030

ITEM 3.          LEGAL PROCEEDINGS

Neither the Company nor any of its officers are involved in or contemplating any legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the Pink Sheets’ OTC-QB Market under the symbol “WIEI”. Prior to October 2, 2012, our common stock was not publicly traded. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the OTCBB. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended December 31 2012:
Fourth Quarter	2.01	0.76

Quarterly Period	High	Low
Fiscal year ended December 31 2013:
First Quarter	0.60	0.20

Shareholder Matters

As of March 31, 2013, there are 1,849 holders of record of our common stock.

Dividends.

While there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends, we have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information

During fiscal year 2011 and 2012, no options have been granted under an Equity Compensation Plan or any other similar plan.

Recent Sales of Unregistered Equity Securities and Purchases of Equity Securities by the Issuer or its Affiliates

During the fiscal year ended December 31, 2012, there we no sales of unregistered equity securities nor were there purchases of outstanding equity securities by the Company or its affiliates.

ITEM 6.          SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2012 and 2011, should be read in conjunction with the notes to the financial statements that are included elsewhere herein. The consolidated financial statements presented herein (and to which this discussion relates) reflect the results of operations of the company, its subsidiaries, and its variable interest entities, for the fiscal years ended December 31, 2012 and 2011. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

COMPANY OVERVIEW

Organizational History

Wonder International Education & Investment Group Corporation (“US Wonder”) is a US holding company, incorporated in Arizona on April 21, 2008. On November 1, 2010, US Wonder acquired all of the outstanding capital stock of Anhui Lang Wen Tian Cheng Consulting & Management Co., Ltd. (“WFOE”), a Chinese company pursuant to the terms of a share exchange agreement.  WOFE is a wholly owned subsidiary of US Wonder.  On November 3, 2010, WFOE entered into a series of agreements with Anhui Wonder Education and Management Company, Ltd, a PRC company (“China Wonder”) including a Voting Right Proxy Agreement, Option Agreement, Equity Pledge Agreement, Consulting Services Agreement and Operating Agreement. The above WOFE arrangement was implemented by the Company to comply with the Merger and Acquisitions regulations in the PRC, which among other items, limits ownership of PRC companies by foreigners. China Wonder wholly owns seven separate vocational training schools in seven provinces in China.  These schools are now famous non-governmental vocational education institutions in China. Wonder’s core business is to provide IT education. China Wonder’s seven (7) vocational schools are in the following provinces of China: Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning.  Through our ownership of WFOE, we control China Wonder and the schools and have the ability to control any income produced by China Wonder.

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

Summarized balance sheet information of the operating companies follows.  The financial performance and cash flows of the Company are aligned with those of the WFOE and the operating companies.  The Company controls the operations of the operating companies and their cash flows through the WFOE, which effects control over those operations through the various agreements which are described in Note 1 to the financial statements.  The financial position, financial performance, and cash flows of the Company are totally dependent on the results produced by the operating companies.

China Wonder											Exchange Rate:
Balance sheet summary by school												6.3161
For the year ended December 31, 2012
	In RMB
								CHINA			RMB	USD
SCHOOL	LN	HB	JS	ZJ	FJ	HN	AH	WONDER	TOTAL	ADJUSTMENTS	TOTAL	TOTAL

CURRENT ASSETS	1,098,774	452,617	730,300	2,058,044	241,656	620,435	12,053,411	56,424,585	73,679,822	(38,555,850)	35,123,972	5,561,022

FIXED ASSETS	3,200,147	2,202,726	4,912,246	6,769,632	1,080,196	5,692,297	48,606,138	377,029	72,840,411		72,840,411	11,532,498

OTHER ASSETS								240,000,000	240,000,000	-	240,000,000	37,998,132

TOTAL ASSETS	4,298,921	2,655,343	5,642,546	8,827,676	1,321,852	6,312,732	60,659,549	296,801,614	386,520,233	(30,555,850)	347,964,383	55,091,652

CURRENT LIABILITIES	3,744,895	1,026,770	3,499,242	6,452,169	769,769	3,462,354	13,353,641	23,373,897	55,682,737	38,262,463	93,945,200	14,873,925

TOTAL LIABILITIES	3,744,895	1,026,770	3,499,242	6,452,169	769,769	3,462,354	13,353,641	23,373,897	55,682,737	38,262,463	93,945,200	14,873,925

EQUITY	554,026	1,628,573	2,143,304	2,375,506	552,083	2,850,379	47,305,909	273,427,716	330,837,496	(76,818,313)	254,019,183	40,217,727

TOTAL LIABILITIES AND EQUITY	4,298,921	2,655,343	5,642,546	8,827,675	1,321,852	6,312,733	60,659,550	296,801,613	386,520,233	(38,555,850)	347,964,383	55,091,652

Results of Operations for the Year Ended December 31, 2012 Compared to Year Ended December 31, 2011.

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2012	2011
Revenue	$18,913,562	$14,839,050
Cost of Sales	6,102,554	5,406,587
Gross Profit	12,811,008	9,432,463

Our revenues for the year 2012 grew to $18,913,562 from $14,839,050 for the comparable 2011 period. The  increase of $4,074,512 or 27.5% is due to an aggressive marketing and promotional campaign. The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at all seven Company schools.

Selling and Administrative Expenses	$6,097,866	5,357,099
Operating Income	$6,713,142	4,075,364

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for 2012 were $6,097,866, which represents an increase of $740,767 or 13.8% from the expenses of $5,357,099 from the prior year.  Major items included in Selling and Administrative Expenses were the following:

	2012	2010
Advertising	$3,165,236	$2,534,213
Salaries and benefits	758,613	759,324
Sales tax	675,065	649,732
Recruitment Expense	732,313	819,261

During the 2012 period, we continued with our plan to substantially increase our advertising and promotional efforts which began in 2009. As a result, during the 2012 period, we incurred $3,165,236 in advertising costs, an increase of $631,023 or 24.9% from $2,534,213 for the prior period. In spite of our aggressive marketing program, we held our other 2012 costs to approximately the same levels of the previous year.

Operating Income (Loss)

We generated operating income during 2012 of $6,713,142 compared with $4,075,364 for the 2011 period.  The reasons for this increase are discussed above.

Other Income and Expenses

 The Company President controls a number of Chinese enterprises which are involved in the field of education and in other fields.  Advances were made to several of these companies during the years 2012 and 2011.  In addition, advances were received from these companies during the year 2012.  Except as stated below, all advances made or received were re-paid as of December 31, 2012. The enterprises involved are as follows:

Wonder University	Wonder Advertisement Co.
Wonder Electronics Corp.	Zhengzho IT Co.
Ri Hai	Wonder Vehicle Repair School
Ya Wei	Wonder Agricultural Co.
Sen Hai	Kemao Co.

We did not earn interest on any advances during the 2012 period, however we earned $1,021,656 in interest income during 2011. Interest income in 2011 relates to advances that we made to Wonder University, an entity owned by our Chairman.  Since our formation, we have had a cooperative relationship with Wonder University.  Both entities are in the business of providing educational services to young people, but they serve entirely different markets.  The university provides those services to students who are eligible to attend a university, while we provide such services to students who have not and will not achieve eligibility for university attendance.  Wonder University is a fully accredited private university.  We are a private enterprise providing service to a specialized market.  Although different in the student bodies served, they are similar in that they provide educational services focusing principally on informational technology. In addition, there is an occasional sharing of physical facilities and interaction among the teaching staff.  The outstanding balance of advances to Wonder University was $37,878,788 at December 31, 2011, and the parties agreed to  convert the outstanding balance to a 7% equity investment in the Wonder University at December 31, 2011.  As of December 31, 2012, there were no outstanding loans or advances to Wonder University.

During 2010, we began charging interest on these advances to Wonder University. During 2011, the interest rate that we charged was 5.85%.  The interest charge for 2011 was paid in January 2012 and is shown as receivable from related party on the balance sheet.  Interest income was nil in 2012, compared with $1,021,656 in 2011.  Dividend income was $590,095 for the 2012 period which results from our equity ownership in Wonder University. Since we acquired our equity interest in Wonder University on December 31, 2011, we were not entitled to receive dividends (nor were any paid) in 2011. Other income for the 2012 year was $15,524 compared with $452,500 in 2011. Interest expense was $296,849 in 2012, compared with $211,619 in 2011, reflecting an increase in the rates of interest charged by local banks. Other expense, which relates primarily to penalties on unpaid business taxes was $495,133 in 2012, compared with $220,054 in the 2011 period.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was a gain of $109,668 for the 2012 period compared with a gain of $2,030,842 for the 2011 period. The reduction reflects a reduced rate of change during 2012 in the exchange rate, of the US Dollar against the Yuan (RMB).

Total Comprehensive Income

For the 2012 period, we had a total comprehensive income of $6,636,447 compared with a total comprehensive income for 2011 of $7,148,689.  Total comprehensive income is the combined sum of net income and comprehensive income.  The reduction during the 2012 occurred in spite of significant improvement in net income and is due to sharply reduced other comprehensive income from the prior period, principally foreign currency adjustment.

Income Per Share.

Income applicable to common stock holders was $0.33 per share in 2012 compared with $0.26 per share during 2011.  The change in income per share is reflective of the earnings increase as the number of common shares subscribed has not changed.

Current trends in the industry

We have experienced a consistent trend of sales increases due to expansion at our marketing effort and increased government support for technical training.  We expect this trend to continue and, in order for us to retain our market share and increase and surpass revenue levels previously achieved, we will continue our aggressive marketing effort.  We will also focus on maintaining good government relations by providing what we believe to be a higher level and quality of service. We wish to attract new students by providing this level of service consistently.

We have been able to retain our market share and expect to increase our student base and level of sales with our existing methods of marketing, sales staff and the service we provide. We believe that service is the most important factor in our marketing mix. As mentioned above “Trends in the Market”, with new developments in rural areas, the PRC will be supporting the training we provide.  We anticipate such developments will increase our sales significantly.

Liquidity and Capital Resources

As of December 31, 2012, we had a working capital deficit of $9,312,903, compared to a working capital deficit of $12,348,090 as of December 31, 2011. The decrease is due principally to an increase in related party receivables, which represent advances made for anticipated purchases of computer equipment and furniture, and a reduction in the outstanding balance of our short term bank loans.

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

We have credit facilities with two local banks.   The balances at December 31, 2012 and 2011 were $2,058,232 and $3,630,051, respectively.  One of the loans ($474,977) bears interest at 7.8%; a second loan ($1,583,255) bears interest at 130% of the base rate of the People’s Bank of China.

Plans for Expansion

We do not know of any trends, events or uncertainties that are likely to have a material impact on our short-term or long-term liquidity other than those factors discussed above.

Material Commitments

We do not have any material commitments for capital expenditures.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer who serves as our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Director or Executive Officer	Age	Current Position and Office	Date Position Started
Chungui Xie	47	Chairman of the Board	April 17, 2008
Xiang Wei	45	Chief Executive Officer and Director	May 1, 2008
Wenming Xie	45	Chief Financial Officer and Director	May 1, 2008

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

Mr. Xie is constantly blazing new trails, exploring and perfecting the Wonder-style teaching method. He motivates Wonder’s management to emphasize high quality teaching to their students. Mr. Xie founded the first computer school in Anhui and invented the now famous nationally “Wonder 1+3” teaching method. He is recognized as the leader in IT education in China. A few short years later since its founding, the network of China Wonder computer education had expanded to East China, Central China, North China, Northeast China and many other places. Mr. Xie currently co-operates with U.S. Microsoft, the United States sector Networks, Canada Quebec Board of Education, Indian Asian Institute of Information Technology, Charles-Tudor University in Australia, South Korea South Hanba University, Shuntianxiang University and many other famous universities.

Mr. Xie is a man of strong social responsibility and has the pioneering and innovative spirits. He supports China’s plan for science and education; he has successfully demonstrated a successful civilian-run vocational institution. In the years 2004 and 2005, he was awarded the honorary title of “VIP of the Time in China Computer Education” in Beijing. In December 2004, he was honored as “The Most Influential Figure of China Private Education” by Education Association of China. From 2005 to 2007, he had been received the titles of “20 Years’ Special Contribution Award of Anhui Consumer Rights Protection” and “Chinese Leader of Huizhou merchants”.

Mr. Xie’s role as the founder of the Company led to the conclusion he should serve as a director of the Company.

Xiang Wei

Mr. Wei Xiang (Frank Wei) has been the CEO of US Wonder since inception and China Wonder since April 2005.

Mr. Wei graduated from Anhui University’s Department of Chemistry in July 1991 and then worked for the university until April 2005. From July 1991 to August 1996, he taught in the chemistry department of AU; in August 1996, he moved to Office of Educational Administration in A.U., responsible for the management of teaching and laboratory work. From August 1998 to April 2005, Mr. Wei had participated in the construction work of experimental materials and equipment management department in Anhui University. He took charge of the planning, design and construction work for the new campus center. Mr. Wei has a post graduate degree in engineering and master of Economic Laws.

While working full time at his various jobs, Mr. Wei had hosted computer related education programs at Hefei radio station, Hefei television station and Anhui People Radio Station. In July 1995, he originated the first computer topic program Computer Time, which lasted five consecutive sessions and had a great influence in the field of IT broadcasting. Mr. Wei had earlier participated in the curriculum design as well as teaching planning, market planning and publicity drives of many local vocational schools. He has a good understanding and rich management experience in China’s current IT training market.

Mr. Wei’s extensive background and broad experience with the Company led to the conclusion he should serve as a director of the Company.

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

Mr. Xie’s extensive background and broad experience with the Company led to the conclusion he should serve as a director of the Company.

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

Involvement in Certain Legal Proceedings

To the knowledge of the Company, none of its executive officers or directors has been personally involved in any of the following:
(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:
(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii) Engaging in any type of business practice; or
(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
(i) Any Federal or State securities or commodities law or regulation; or
(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not adopted a Code of Ethics but intends to do so in the near term.

Audit Committee and Financial Expert

Our Board of Directors currently serves as our audit committee.  Our board members are not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an “audit committee financial expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission because it has no audit committee and is not required to have an audit committee because its securities are not listed on any exchange. The board of directors believes that each member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current members are able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Compensation of Directors

No member of our Board of Directors received any compensation for his services as a director during the fiscal year ended December 31, 2012.

Compensation Committee Interlocks and Insider Participation

During the fiscal year 2012, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers. None of our executive officers has served on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to or accrued, during the fiscal years ended December 31, 2009 to 2012 to the Company’s highest paid executive officers.

Summary Compensation Table
Name and Position	YEAR	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards	Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Chung Gui Xie,	2009	118,000	0	0	0	0	0	0
Chairman	2010	118,000	0	0	0	0	0	0
	2011	161,500	0	0	0	0	0	0
	2012	198,600	0	0	0	0	0	0
Xiang Wei,	2009	59,000	0	0	0	0	0	0
Chief Executive	2010	59,000	0	0	0	0	0	0
Officer	2011	112,900	0	0	0	0	0	0
	2012	146,500	0	0	0	0	0	0
Wen Ming Xie,	2009	51,500	0	0	0	0	0	0
Chief Financial	2010	51,500	0	0	0	0	0	0
Officer	2011	80,600	0	0	0	0	0	0
	2012	115,600_	0	0	0	0	0	0

(1)	All amounts are expressed in US Dollars based upon the average rate of rate of exchange during each year of the RMB to the US Dollar.

Employment Agreements

We have separate employment agreement with each of our Chairman, Chief Executive Officer and Chief Financial Officer. On February 1, 2008, we entered into a month-to-month employment agreement with our Chairman, which provides for a salary according to the table above. On October 15, 2009, we entered into an employment agreement with our Chief Executive Officer, which provides for a salary according to the table above. The agreement expires on October 15, 2014. On February 3, 2006, we entered into an employment agreement with our Chief Financial Officer, which provides for a salary according to the table above.  The agreement expired on February 3, 2011 and was renewed on February 4, 2011 with an expiration date of February 3, 2014.

Other than as stated herein, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. We have no employment or other compensation agreements with our officers or directors.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the fiscal year ended December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2012. No equity awards were made during the fiscal year ended December 31, 2012.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the fiscal year ended December 31, 2012.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal year ended December 31, 2012.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2012.

Potential Payments Upon Termination or Change in Control

Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 9, 2013, based on 20,000,000 shares issued and outstanding, with respect to the beneficial ownership of the outstanding common shares by (i) each of our executive officers and directors; (ii) our directors and executive officers as a group; and (iii) any holder of more than five (5%) percent. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  Except as indicated, the address for each party is 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China,  the address of our PRC headquarters.

Name of Beneficial Owner	Number of shares Of Common Stock Beneficially Owned(1)	Percent of Class %
Officers and Directors
Xie Chungui – Chairman	16,600,000	83%
Xiang Wei - Chief Executive Officer and Director	0	0
WenMing Xie - Chief Financial Officer and Director	0	0
All officers and directors as a group (3 persons)	16,600,000	0

5% or greater shareholders
Eastbridge Investment Group Corp.(2)	2,499,769	12.5%

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

(2)	The address of this party is 8040 E. Morgan Trail, #18, Scottsdale, AZ 85258. Norm Klein is the Chief Financial Officer of Eastbridge Investment Group Corp.

 Equity Compensation Plan Information

During fiscal year 2012 and 2011, no options have been granted under an Equity Compensation Plan or any other similar plan.

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

The Company President controls a number of Chinese enterprises which are involved in the field of education and in other fields.  Advances were made to several of these companies during the years 2011 and 2010.. The enterprises involved are these:

Wonder University	Wonder Advertisement Co.
Wonder Electronics Corp.	Zhengzho IT Co.
Ri Hai	Wonder Vehicle Repair School
Ya Wei	Wonder Agricultural Co.
Sen Hai	Kemao Co.

In addition, advances were received from these companies during the year 2012.  Activity in these accounts during the years 2012 and 2011 is summarized below.

	Advances To	Advances From

Balances, December 31, 2010	$28,282,424	$-

Advances during 2011	43,824,741	-
Repayments during 2011	(35,632,030)	-
Exchange of balance of advances for equity position in Wonder University	(37,878,788)	-
Effect of changes in foreign currency exchange rate (A)	1,403,653	-
Balances, December 31, 2011	-	-
Advances during 2012	15,465,771	12,100,030
Repayments during 2012	(12,235,622)	12,100,030
Exchange of balance of advances for equity position in Wonder University (A)	1,913	-
Balance, December 31, 2012	$3,232,062	$-

(A)  The accounting records are kept in the Chinese currency (RMB) and the currency exchange rate has changed during these periods.

A substantial amount of the 2012 advances to affiliates were made to secure purchases of computer equipment and furniture from two affiliates (see below).  Those purchases continued through the end of 2012 and the balances that remained at year end were advances to secure future purchases from those two affiliates.

In December 2011, the balances due from each of the debtor entities were consolidated and Wonder University assumed responsibility for all of the amounts due to the Company from these related parties. At that point, the amount due to the Company totaled $37,878,788. Shortly thereafter, the Company exchanged this receivable for an equity interest of approximately 7% in Wonder University. Wonder University is a for profit, accredited university with 2012 revenue of $16,559,922 and net income of $8,552,000. These amounts were obtained from unaudited financial statements of the University that were furnished to the Company.

The Company’s proportional share of the 2012 earnings of Wonder University was $590,445.  That amount was paid to the Company as a dividend.  The dividend was declared in December 2012 and paid to the Company in January 2013.  It was recognized as income during 2012 and is included in miscellaneous receivables on the balance sheet.

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by Jeffrey & Company, Certified Public Accountants,  our independent registered public accounting firm, during the fiscal years ended December 31, 2012 and December 31, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Fiscal year ending	Fiscal year ending
	December 31, 2011	December 31, 2012

Audit Fees	$60,000	60,000
Audit Related Fees	NIL	NIL
Tax Fees	NIL	NIL
All Other Fees	$ NIL	NIL

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

EXHIBITS

3.1  Certificate of Incorporation filed with State of Arizona, April 17, 2008*
3.2  Bylaws*
10.2  Intentionally Omitted
10.3  Intentionally Omitted
10.4  Intentionally Omitted
10.5  Loan Agreement with Shanghai Pudong Development Bank, dated July 6, 2009 (2)
10.6  Loan Agreement with Huishang Bank (2)
10.7  Loan Agreement with Hangzhou Bank (2)
10.8  Common Stock Exchange Agreement between Wonder China and Seven Schools, dated July 13, 2010 (2)
10.9  Consulting Agreement between the Company and Wonder China, dated April 26, 2010 (2)
10.10  Capital Raise Agreement, dated March 9, 2010 (3)
10.12 Equity Pledge Agreement by and among WOFE, Wonder China, Anhui Computer Training School, Hubei Computer Training School, Jiangson Computer Training School, Zhejiang Computer Training School, Henan Computer Training School, Fujian Computer Training School, Liaoning Computer Training School, and Chun Gui Xie, dated November 3, 2010 (4)
10.14 Consulting Services Agreement by and among WOFE, Wonder China, Anhui Computer Training School, Hubei Computer Training School, Jiangson Computer Training School, Zhejiang Computer Training School, Henan Computer Training School, Fujian Computer Training School, Liaoning Computer Training School, and Chun Gui Xie, dated November 3, 2010 (4)

*Filed with S-1 Registration Statement on December 9, 2009.
(2) Filed as Exhibits to Amendment Number 4 to the Company’s S-1 Registration Statement on July 26, 2010.
(3) Filed as an Exhibit to Amendment Number 6 to the Company’s S-1 Registration Statement on August 13, 2010.
(4) Filed as an Exhibit to Amendment Number 7 to the Company S-1 Registration Statement on November 26, 2010

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on the behalf by the undersigned, thereunto duly authorized.

Wonder International Education & Investment Group Corporation

Date: April 16, 2013	By:	/s/ Xie Chungui
Xie Chungui
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2013	By:	/s/ Xie Chungui
Xie Chungui
Chairman/Director

Date: April 16, 2013	By:	/s/ Xiang Wei
Xiang Wei
Director and Chief Executive Officer

Date: April 16, 2013	By:	/s/ Wen Ming Xie
Wen Ming Xie
Director and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wonder International Education & Investment Group Corporation

We have audited the accompanying consolidated balance sheets of Wonder International Education & Investment Group Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wonder International Education & Investment Group Corporation as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years ended December 31, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Jeffrey & Company
Jeffrey & Company, Certified Public Accountants
April 15, 2013
Wayne, New Jersey

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets:
Cash	$1,490,802	$1,646,542
Miscellaneous receivables	782,583	273,190
Accrued interest receivable	-	11,515
Related party receivable	3,232,062	1,040,750
Other current assets	55,575	82,231
Total current assets	5,561,022	3,054,228

Fixed Assets:
Building and related land rights	4,566,810	4,566,810
Computers and related furniture and equipment	11,986,681	7,393,943
Vehicles	1,005,257	963,077
Total fixed assets	17,558,748	12,923,830
Less accumulated depreciation	6,026,250	4,873,248
Net fixed assets	11,532,498	8,050,582

Other Assets:
Investment in related party, at cost	37,998,132	37,878,788
Total other assets	37,998,132	37,878,788

Total Assets	$55,091,652	$48,983,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank loans payable	$2,058,232	$3,630,051
Accounts payable	1,460,984	1,249,957
Advanced tuition payments	8,841,163	8,387,527
Accrued liabilities	395,671	617,490
Taxes payable	2,117,875	1,517,293
Total current liabilities	14,873,925	15,402,318

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	26,118,339	19,591,560
Earnings appropriated for statutory reserves	2,929,391	2,929,391
Accumulated other comprehensive income	5,311,215	5,201,547
Total stockholders’ equity	40,217,727	33,581,280
Total Liabilities and Stockholders’ Equity	$55,091,652	$48,983,598

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Revenue	$18,913,562	$14,839,050
Cost of Sales	6,102,554	5,406,587
Gross Profit	12,811,008	9,432,463

Selling and Administrative Expenses	6,097,866	5,357,099
Operating Income	6,713,142	4,075,364

Other Income and Expense:

Interest income	-	1,021,656
Dividend income	590,095	-
Other income	15,524	452,500
Interest expense	(296,849)	(211,619)
Other expense	(495,133)	(220,054)

Net income	6,526,779	5,117,847

Other comprehensive income – foreign currency translation adjustments	109,668	2,030,842
Total comprehensive income	$6,636,447	$7,148,689

Income Per Share - Basic and Diluted	$.33	$.26

Weighted average number of shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012, and 2011

					Accumulated
					Other
	Common Stock		Statutory	Retained	Comprehensive
	Shares	Amount	Reserves	Earnings	Income	Total
Balance, December 31, 2010	20,000,000	$5,858,782	$2,929,391	$14,473,713	$3,170,705	$26,432,591

Net income for year				5,117,847		5,117,847

Other comprehensive income					2,030,842	2,030,842

Balance, December 31, 2011	20,000,000	5,858,782	2,929,391	19,591,560	5,201,547	33,581,280

Net income for year				6,526,779		6,526,779

Other comprehensive income					109,668	109,668

Balance, December 31, 2012	20,000,000	$5,858,782	$2,929,391	$26,118,339	$5,311,215	$40,217,727

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATIONS:
Net income	$6,526,779	$5,117,847
Adjustments to reconcile net income to net cash provided by operating activities:
Charges not requiring the outlay of cash:
Depreciation	1,136,975	946,202

Changes in assets and liabilities:

Decrease (increase) in interest receivable from related party	1,043,411	(1,021,659)
Decrease (increase) in other receivables	81,864	(57,472)
Increase in other current assets	(551,653)	(61,649)
Increases in other accounts payable	633,000	783,321
Increase in advanced tuition payments	426,957	3,184,856
Increases in taxes payable	506,894	493,872
Increase (decrease) in accrued liabilities	(561,112)	48,711

Net Cash Provided By Operating Activities	9,243,115	9,434,029

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed assets	(4,591,480)	(976,827)
Decrease in restricted cash	-	1,549,331
Advances to related parties	(15,465,771)	(43,843,834)
Repayments of advances to related parties	12,235,622	35,632,030
Advances from related parties	12,100,030	-
Repayments of advances from related parties	(12,100,030)	-

Net Cash Consumed By Investing Activities	(7,821,629)	(7,639,300)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under short term loans	(1,582,319	3,563,461
Repayment of loans and bank drafts	-	(5,112,791)
Net Cash Consumed By Financing Activities	(1,582,319)	(1,549,330)

Effect on cash of exchange rate changes	5,093	62,827
Net change in cash	(155,740)	308,226
Cash balance, beginning of period	1,646,542	1,338,316

Cash balance, end of period	$1,490,802	$1,646,542

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Generally Accepted Accounting Principles (GAAP) require the consolidation of Variable Interest Entities (VIE).  The seven schools and China Wonder are obligated to Wonder WFOE under operating agreements, asset pledge arrangements, and a consulting agreement, as noted above, under which Wonder WFOE controls the operations and cash flows of these Chinese companies, and realizes the benefits and assumes the risks of ownership of them. For these reasons the Company believes these entities are VIE's and that the standard for consolidating these entities has been met.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, China Wonder, and the seven wholly owned subsidiaries of Wonder WFOE, and China Wonder, listed below. All intercompany balances and transactions have been eliminated in consolidation.

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

Pronouncements of the FASB require regular analysis of the relationship between the Company and its operating subsidiaries to determine that it continues to have a controlling financial interest in those operating companies. The Company performed this analysis, focusing on determining that the Company has each of the following relationships with its operating subsidiaries:

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
DECEMBER 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, short term loans and related interest, other receivables, the investment in Wonder University, bank loans payable, accounts payable, accrued liabilities, other liabilities, and advances to and from affiliated companies, approximate their fair values at December 31, 2012.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight line method, with lives of fifty years for buildings (which includes rights to the underlying land), five years for computers and related equipment and furniture, and eight to ten years for automobiles.

Taxes

China Wonder generates its income in China where Value Added Tax, Income Tax, City Construction and Development Tax, and Education Surcharge taxes are applicable. Neither the Company nor China Wonder conducts any operations in the U.S.; therefore, U.S. taxes are not applicable unless earnings are repatriated to the U.S. The Company intends to invest its earnings overseas, indefinitely.

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

Common Stock

Common stock of the Company may occasionally be issued in return for services. Values will be assigned to these issuances equal to the market values of the common stock at measurement dates, in the case of issuances to employees, and in the case of non employees at market values or at the value of the goods or services provided, whichever is more clearly evident. Measurement date is defined under pronouncements of the FASB which state the criteria to be used for the valuation of stock issued for goods and services.

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

Other Comprehensive Income

The Company reports as other comprehensive income revenues, expenses, and gains and losses that are not included in the determination of net income. Resultant gains during the years 2012 and 2011 are all the result of gains from translations of Chinese currency amounts to U.S. dollars.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Foreign Currency Translation

All Company assets are located in China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi), which is the functional currency. They are translated into US dollars as follows:
(a) Assets and liabilities, at the rates of exchange in effect at balance sheet dates, which at December 31, 2012 was RMB6.3161 equal to one US dollar.
(b) Equity accounts, at the exchange rates prevailing at the times of the transactions that established the equity accounts; and
(c) Revenues and expenses, at the average rate of exchange for each reporting period, which for 2012 was RMB6.31984 equal to one US dollar.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income.

Investments in Companies Accounted for Using the Equity or Cost Method

Investments in other non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee.  When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment.  When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for as the Company is not obligated to provide additional capital.  The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.

When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company's proportionate interest in the investee is reflected in equity as an adjustment to paid-in-capital.  The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicator that a decrease in value may be other than temporary.

Product Warranties

Refunds to students who withdraw from courses are rarely made and are made only at the discretion of the Company. For this reason and, since revenue is recognized only as services are provided, no provision is needed for possible withdrawals.

Net Income Per Share

The Company computes net income per common share in accordance with generally accepted accounting priniciples. Basic and diluted net income per common share are computed by dividing the net income available to common shareholders for each period by the weighted average number of shares of common stock outstanding during the period. The number of weighted average shares outstanding as well as the amount of net income per share are the same for basic and diluted per share calculations for all periods reflected in the accompanying financial statements. At December 31, 2012 and 2011 there were no instruments with common shares underlying them.

Advertising Cost

The Company expenses advertising costs when an advertisement occurs. Amounts expensed were $3,165,236 during 2012 and $2,534,213 during 2011.

The carrying amounts of assets, other than investment properties, inventories, deferred tax assets and non-current assets (or disposal groups) held for sale, are reviewed at each balance sheet date to determine whether there is any indication of impairment.  If any such indication exists, the asset's recoverable amount is estimated to determine the amount of impairment loss.

Segment Reporting

Management treats the operations of the Company as one segment.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

3.  INVESTMENT IN WONDER UNIVERSITY

In December 2011, the Company converted the $37,998,132 balance of advances to Wonder University to an equity interest in the University of approximately 7% (Note 4).  Wonder University is a for profit accredited university with 2012 revenue of $16,559,922 and net income of $8,552,000.  These amounts were taken from unaudited financial statements.  The fair value of the university was measured using level 3 inputs, as defined in pronouncements of the FASB.  The proportional interest in the university was derived by reference to an appraisal of the assets and business of the university that was made toward the end of 2011.  There has been no indication of impairment of that value.

The Company's proportional share of the 2012 earnings of Wonder University was $590,445.  That amount was paid to the Company as a dividend.  The dividend was declared in December 2012 and paid to the Company in January 2013.  It was recognized as income during 2012 and is included in miscellaneous receivables on the balance sheet.

4. RELATED PARTY TRANSACTIONS

The Company president controls a number of Chinese enterprises which are involved in the field of education and in other fields. Advances were made to several of these companies during the year 2012 and during 2011. In addition, advances were received from some of these companies during 2012.  With two exceptions, described below, all of these advances had been repaid before the end of the year 2012.  Activity in these accounts during 2012 and 2011 is summarized below.

	Advances To	Advances From

Balances, December 31, 2010	$28,282,424	-

Advances during 2011	43,824,741	-
Repayments during 2011	35,632,030	-
Exchange of balance of advances for equity position in Wonder University	37,878,788	-
Effect of changes in foreign currency exchange rate (A)	1,403,653	-
Balances, December 31, 2011	-	-
Advances during 2012	15,465,771	12,100,030
Repayments during 2012	12,235,622	12,100,030
Effect of changes in foreign currency exchange rate (A)	1,913	-
Balance, December 31, 2012	$3,232,062	$-

(A) The accounting records are kept in the Chinese currency (RMB) and the currency exchange rate has changed during these periods.

In addition to these advances, the Company earned interest during 2011 on the portions of the advances made to Wonder University.  The interest earned in 2011 ($1,040,750) was paid in January 2012 and is included as a receivable on the 2011 balance sheet.

A substantial amount of the 2012 advances to affiliates were made to secure purchases of computer equipment and furniture from two affiliates (see below).  Those purchases continued through the end of 2012 and the balances that remained at year end were advances to secure future purchases from those two affiliates.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

4. RELATED PARTY TRANSACTIONS (continued)

In December 2011, the balances due from each of the debtor entities were consolidated and Wonder University assumed responsibility for all of the amounts due to the Company from these related parties. At that point, the amount due to the Company totaled $37,878,788. Shortly thereafter, the Company exchanged this receivable for an equity interest of approximately 7% in Wonder University. (see Note 3).

During the year 2012, the Company purchased computers and computer equipment from two companies controlled by the Company president. These purchases totaled $3,157,595. No such purchases were made during 2011. The Company has a policy of pricing these products on the internet from independent suppliers before executing a purchase contract with an affiliated company.

See Note 5 for leases from and to related parties.

5. STATUTORY RESERVE

As required by the Chinese law that governs accounting, the Company allocates 10% of its after tax profits, if any, to a Statutory Reserve Fund and 5% to a Statutory Public Welfare Fund, as determined from year to year. Chinese law requires an allocation of 25% of the after tax profits of a private school to a Development Fund. These funds are allocated appropriately until reserves reach 50% of Paid in Capital. In addition, the Company has made these allocations of after tax profits.

6. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from its principal business office in Hefei, China. These offices are owned by the Company president and are occupied without charge. If rent were charged for this space, it would be $3,916 per month. The Company also rents classroom space from Wonder University, an entity controlled by the Company president and in which the Company has a 7% equity interest (see Note 4); rent for this space is $52,744 per month. In addition, all of the schools rent classroom, office, and dormitory space under operating leases. There are leases for nine facilities used by the seven schools. All of these leases expire more than one year after December 31, 2012. Future rent for these leases is presented below:

2013	$1,307,511
2014	1,004,889
2015	958,522
2016	858,513
2017	797,030

The Company owns a building in the city of Hefei which is used for classrooms and office space.

7. BANK LOANS

The Company had two short term bank loans at the end of 2012 and three at the end of 2011. The balances at December 31, 2012 and 2011 were $1,583,255 and $474,977, respectively. One of the loans $(1,583,255) bears interest at130% of the base rate of the People’s Bank of China. The second loan ($474,977) bears interest at 7.8%. Each of these loans is due during 2013 and is expected to be renewed on the due date.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

8. INCOME AND OTHER TAXES

The Company is required to file income tax returns in the United States but is exempt from filing returns in China under provisions of a Notice of the Anhui Ministry of Finance and State Administration of Taxation. Its operations in the United States have been insignificant and income taxes have not been accrued. The China exemption applies to the Company and each of its eight subsidiaries. The Notice providing the exemption specifies among other things that income taxes will not be collected for the income earned by schools and funds gained by schools for their enterprise development.  This exemption was granted to encourage further development of schools.

The Company has not filed all of the returns for other taxes that are required of it in China. It has, however, recognized its obligations for these taxes and related penalties by accruing appropriate expenses and liabilities on the financial statements. The Company is in the process of negotiating with taxing authorities to which it is responsible to bring its filing status current. It does not expect resultant settlements to exceed the amounts accrued. (see also Note 10).

A reconciliation of the taxes calculated by applying the Chinese statutory rate to pre tax income with the provisions for income taxes is presented below.

	2012	2011
Taxes calculated using statutory rates	$1,531,695	$1,279,462
Effect of exemption described above	(1,531,695)	(1,279,462)
Provisions for income taxes	$-	$-

9. EXPENSES

Major items included in Selling and Administrative expenses were the following:

	2012	2011
Advertising	$3,165,236	$2,534,213
Office expense	395,544	225,377
Salaries and benefits	758,613	759,324
Sales tax	675,065	649,732
Other	371,095	369,252
Recruitment expense	732,313	819,261
Total	$6,097,866	$5,357,159

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

10. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash was paid for interest during 2012 and 2011 in the amounts of $265,279 and $181,456, respectively.

Cash was paid for income taxes in the amount of $2,438 in 2012 and $3,969 in 2011.

During 2011, advances to related parties were consolidated, with all of obligations being assumed by Wonder University. The resultant receivable, which totaled $37,878,788, was then exchanged for an equity interest in Wonder University.  There were no other non cash investing activities in 2011 and none in 2012.  There were no non cash financing activities in either 2012 or 2011.

11. CONTINGENCIES

Consistent with business practices in China, the Company carries no insurance except for auto insurance.
As noted in Note 7, the Company is in negotiations with taxing authorities in the PRC to bring current its filing status for business taxes. The Company does not expect its total obligation to exceed the tax liabilities recorded on the balance sheet, which include penalties. These penalties have been accrued and are included in other accounts payable on the balance sheet; charges of $331,831 and $218,096, respectively, are included in non operating expense on the 2012 and 2011 statements of income. In addition to these potential penalties, other consequences are possible. Although the Company does not expect any adversity beyond having to pay the taxes, the potential exists for the PRC government to obtain a priority lien against all Company assets and to pursue criminal charges against its officers and directors.