Form 10-Q
period 2013-03-31
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2013-05-15
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the period ended March 31, 2013

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ____________ to ___________.

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
(1). ☒ Yes  ☐ No (2). ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of May 9, 2013 was 20,000,000.

PART I –FINANCIAL INFORMATION
Item 1. Financial Statements

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$1,138,329	$1,490,802
Miscellaneous receivables	159,145	782,583
Related party receivable	7,679,403	3,232,062
Other current assets	151,759	55,575
Total current assets	9,128,636	5,561,022

Fixed Assets:
Building and related land rights	4,617,507	4,566,810
Computers and related furniture and equipment	12,061,514	11,986,681
Vehicles	1,018,507	1,005,257
Total fixed assets	17,697,528	17,558,748
Less accumulated depreciation	6,477,332	6,026,250
Net fixed assets	11,220,196	11,532,498

Other Assets:
Investment in related party, at cost	38,298,280	37,998,132
Total other assets	38,298,280	37,998,132

Total Assets	$58,647,112	$55,091,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank loans payable	$2,074,490	$2,058,232
Accounts payable	1,538,770	1,460,984
Advanced tuition payments	9,130,381	8,841,163
Accrued liabilities	894,405	395,671
Taxes payable	2,433,305	2,117,875
Total current liabilities	16,071,351	14,873,925

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	28,165,345	26,118,339
Earnings appropriated for statutory reserves	2,929,391	2,929,391
Accumulated other comprehensive income	5,622,243	5,311,215
Total stockholders’ equity	42,575,761	40,217,727
Total Liabilities and Stockholders’ Equity	$58,647,112	$55,091,652

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For The Three Month Periods Ended March 31,
(Unaudited)

	2013	2012

Revenue	$4,842,032	$4,638,296
Cost of Sales	1,382,040	1,203,102
Gross Profit	3,459,992	3,435,194

Expenses:
Selling and Administrative Expenses	1,312,532	1,308,757
Operating Income	2,147,460	2,126,437

Other Income and Expense:
Other Income	31,702	27,015
Interest Expense	(40,388)	(74,934)
Other Expense	(101,768)	(31,498)

Net Income	2,037,006	2,047,020

Other comprehensive income – foreign currency translation adjustments	311,028	121,879
Total comprehensive income	$2,348,034	$2,168,899

Income Per Share -
Basic and Diluted	$.10	$.10
Weighted average number of shares outstanding	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31,
(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATIONS:
Net income	$2,037,006	$2,047,020
Adjustments to reconcile net income with net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	402,819	247,673
Changes in assets and liabilities:
Increases in advanced tuition payments	219,021	335,717
Decrease (increases) in other miscellaneous receivables	34,455	(45,979)
Increases in other current assets	(95,588)	(95,275)
Decrease in dividend receivable	594,132	—
Increases in advances to related parties	(4,414,555)	(3,408,570)
Increases in other accounts payable	66,138	637,675
Increases in taxes payable	298,210	167,960
Increase (decrease) in accrued liabilities	494,794	(539,807)
Net Cash Consumed By Operating Activities	(363,568)	(653,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(83)	(4,320)
Net Cash Consumed By Investing Activities	(83)	(4,320)

CASH FLOWS FROM FINANCING ACTIVITIES:	—	—

Effect on cash of exchange rate changes	11,178	7,730
Net change in cash	(352,473)	(650,176)
Cash balance, beginning of period	1,490,802	1,646,542
Cash balance, end of period	$1,138,329	$996,366

The accompanying notes are an integral part of these financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed financial statements of Wonder International Education & Investment Group Corporation (“the Company”) as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012.

2. SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest during the three month periods ended March 31, 2013 and March 31, 2012 was $40,388 and $74,893, respectively. Cash paid for income taxes during the three month periods ended March 31, 2013 and March 31, 2012 was $3,150 and $3,838, respectively.

There were no noncash investing or financing activities during either of the periods presented.

3. DETAILS OF EXPENSES

Details of expenses incurred during the three month periods ended March 31, 2013 and 2012 are presented below:

	2013	2012

Advertising	$436,113	$468,939
Sales tax	176,208	174,910
Management salary and benefits	22,782	59,264
Staff salary and benefits	98,222	88,471
Office expense	62,822	18,926
Recruitment	493,016	454,459
Other	23,369	43,788
Total expenses	$1,312,532	$1,308,757

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

4. RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2013 the Company advanced funds to two related parties in the amount of $4,447,341 for the purpose of purchasing teaching equipment for Company schools.  The transaction is expected to be completed within six months.

The Company has an investment in Anhui Wenda Information Technology Professional College in the amount of $38,298,280, representing a 7% equity interest in the college.  At the end of 2012 a dividend in the amount of $594,132 from the college was declared and included as a related party receivable by the Company.  The dividend was recognized as income in 2012 and received in the first quarter of 2013.

5. FOREIGN CURRENCY TRANSLATION

All Company assets are located in China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi), which is the functional currency. They are translated into US dollars as follows:

(a) Assets and liabilities, at the rates of exchange in effect at balance sheet dates, which at March 31, 2013 was RMB6.2666 equal to one US dollar.
(b) Equity accounts, at the exchange rates prevailing at the times of the transactions that established the equity accounts; and
(c) Revenues and expenses, at the average rate of exchange for each reporting period, which for the three months ended March 31, 2013 was RMB6.2769 equal to one US dollar.

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

For a description of such risks and uncertainties refer to our Form 10-K for the Annual Report for the period ending December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations for Three Months ended March 31, 2013 compared with March 31, 2012

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2013	2012
Revenue	$4,842,032	$4,638,296
Cost of Sales	1,382,040	1,203,102
Gross Profit	$3,459,992	3,435,194

For the three months ended March 31, 2013, our revenues grew to $4,842,032 from $4,638,296 for the comparable 2012 period. The increase of $203,736 or 4% is the result of an aggressive marketing and promotional campaign that began in 2009 and continues to date.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at five of the seven Company schools.  We expect further growth in our revenues for the remainder of fiscal 2013.

Expenses:	2013	2012
Selling and Administrative Expenses	$1,312,532	1,308,757
Operating Income	$2,147,460	2,126,437

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2013 three month period were $1,312,532, which represents a slight increase from the expenses of $1,308,757 from the prior period.

Major items of included in Selling and Administrative Expenses were the following:

	2013	2012
Advertising	$436,113	$468,939
Sales tax	176,208	174,910
Management salary and benefits	22,782	59,264
Staff salary and benefits	98,222	88,471
Office expense	62,822	18,926
Recruitment	493,016	454,459

During the first quarter of fiscal 2013, our advertising and promotional expenditures decreased by $32,826 from the prior year’s quarter. As mentioned in our prior filings, we began to increase our advertising and promotional efforts commencing in fiscal 2009 generally on a quarter to quarter basis. During the current quarter however, we decreased our advertising expenditures and deployed additional funds towards student recruitment as discussed below. Management salary and benefits for the current quarter decreased by $36,482 or 61.6% from the prior quarter due to reduced headcount at our corporate offices. Marketing staff salary and benefits for the current period increased $9,751 or 11% from the prior period. The increase was due to increased direct marketing. Office expenses for the current period increased $43,896 or 232% from the prior period due to higher support costs.  Recruitment which represents principally travel and entertainment expenses incurred in promoting our schools to high school students increased $38,557 or 8.5% due to the continuation of our promotional efforts at four of our school locations which began in early 2011.

Operating Income (Loss)

We generated operating income for the 2013 period of $2,147,460 compared with $2,126,437 for the 2012 period. The reasons for this reduction are discussed above.

Other Income and Expenses

Other income, which represents income from finance charges and school related services, was $31,702 for the 2013 period compared with $27,015 for the prior year’s period.

Interest Expense, which represents interest paid on bank loans, was $40,388 compared with $74,934 for the prior year’s period. The decrease is due to lower loan balances.

Other Expense, which primarily represents  business tax penalty charges, was $101,768 for the 2013 period compared with $31,498 for the prior year’s period. The increase is primarily due to an increase in accumulated business tax penalty charges.

Net Income

Net Income for the current quarter was $2,037,006 compared with $2,047,020 for the 2012 period. The slight decrease of $10,014 or 0.4% is due to the reasons discussed above.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $311,028 for the 2013 period compared with $121,879 for the 2012 period.

Total Comprehensive Income

For the current 2013 period, we had a total comprehensive income of $2,348.034 compared with a total comprehensive income for 2012 comparable period of $2,168,899.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share.

Income applicable to common stock holders was $0.10 per share for the 2013 period compared with $0.10 per share for the 2012 comparable quarter.

 Liquidity and Capital Resources

As of March 31, 2013, we had a working capital deficit of $6,942,715 compared to a working capital deficit of $9,312,903 as of December 31, 2012.  The working capital deficit is primarily a result of the deferral of income as advanced tuition payments and taxes payable, reduced by receivables.  The decrease in the working capital deficit by $2,370,188 is primarily due to earnings for the first quarter of 2013.

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

We have two short term loans at March 31, 2013 and December 31, 2012. The balances at March 31, 2013 and December 31, 2012:  $2,074,490 and $2,058,232, respectively.  One of the loans ($478,728) bears interest at 7.8%; the second loan ($1,595,762) bears interest at 130% of the base rate of People's Bank of China.

As of March 31, 2013, we have business taxes payable of $2,433,305. While we have accounted for the business tax expense in our Condensed Consolidated Balance Sheet, we have not established a reserve account pursuant to which we have deposited an amount equal to our accrued tax liability.

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

Part II OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31 – Certification Pursuant To Section 302 of The Sarbanes-Oxley Act Of 2002.
Exhibit 32 – Certification Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wonder International Education & Investment Group Corporation

Date: May 15, 2013	By:	/s/ Xie Chungui
Xie Chungui
Chairman