Form 10-K/A
period 2012-12-31
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2013-07-25
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Amendment No. 1 to

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

EXPLANATORY NOTE

On  April 16, 2013, we filed our Form 10-K for the period ended December 31, 2012 (“Original Filing”).  This Amendment No. 1 to Form 10-K is filed in response to a Comment Letter received from the Staff of the Securities and Exchange Commission (“Staff”). The Staff requested that we amend the Original Filing to include the audited financial statements of Anhui Wonder University of Information Engineering ("Wonder University") and a reconciliation of the statements to US GAAP, if necessary. We own approximately 7% of Wonder University.

This Amendment amends the Original Filing by containing Exhibit 99.1 which includes the Audit Report of Wonder University, the Audited Financial Statements of Wonder University, and the Reconciliations to US GAAP.

Except to the extent expressly set forth herein, this Amendment speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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
10.12 Equity Pledge Agreement by and among WOFE, Wonder China, Anhui Computer Training School, Hubei Computer Training School, Jiangson Computer Training School, Zhejiang Computer Training School, Henan Computer Training School, Fujian Computer Training School, Liaoning Computer Training School, and Chun Gui Xie, dated November 3, 2010 (4)
10.14 Consulting Services Agreement by and among WOFE, Wonder China, Anhui Computer Training School, Hubei Computer Training School, Jiangson Computer Training School, Zhejiang Computer Training School, Henan Computer Training School, Fujian Computer Training School, Liaoning Computer Training School, and Chun Gui Xie, dated November 3, 2010 (4)
23.1 Consent of Independent Certified Public Accountant
99.1  Audit Report of Anhui Wonder University of Information Engineering ("Wonder University"), Audited Financial Statements of Wonder University and Reconciliation Statement to US GAAP.

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

Wonder International Education & Investment Group Corporation

Date: July 22, 2013	By:	/s/ Xie Chungui
Xie Chungui
Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 22, 2013	By:	/s/ Xie Chungui
Xie Chungui
Chairman/Director

Date: July 22, 2013	By:	/s/ Xiang Wei
Xiang Wei
Director and Chief Executive Officer

Date: July 22, 2013	By:	/s/ Wen Ming Xie
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