Form 10-Q
period 2013-06-30
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2013-08-19
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the period ended June 30, 2013

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

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of August 7, 2013 was 20,000,000.

PART I –FINANCIAL INFORMATION
Item 1. Financial Statements

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$505,529	$1,490,802
Miscellaneous receivables	219,812	782,583
Other current assets	522,205	55,575
Total current assets	1,247,546	2,328,960

Fixed Assets:
Buildings and related land rights	4,687,246	4,566,810
Computers and related furniture and equipment	12,244,846	11,986,681
Vehicles	1,033,917	1,005,257
Total fixed assets	17,966,009	17,558,748
Less accumulated depreciation	6,984,426	6,026,250
Net fixed assets	10,981,583	11,532,498

Other Assets:
Related party receivable	7,908,175	3,232,062
Investment in related party, at cost	38,877,730	37,998,132
Total other assets	46,785,905	41,230,194

Total Assets	$59,015,034	$55,091,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank loans payable	$2,105,877	$2,058,232
Accounts payable	1,682,744	1,460,984
Advanced tuition payments	6,544,822	8,841,163
Accrued liabilities	240,121	395,671
Taxes payable	2,545,505	2,117,875
Total current liabilities	13,119,069	14,873,925

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	30,815,156	26,118,339
Earnings appropriated for statutory reserves	2,929,391	2,929,391
Accumulated other comprehensive income	6,292,636	5,311,215
Total stockholders’ equity	45,895,965	40,217,727
Total Liabilities and Stockholders’ Equity	$59,015,034	$55,091,652

The accompanying notes are an integral part of these unaudited condensed financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For The Three and Six Month Periods Ended June 30,
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$4,921,172	$4,627,571	$9,763,204	$9,265,867
Cost of Sales	1,272,250	1,099,679	2,654,290	2,302,781
Gross Profit	3,648,922	3,527,892	7,108,914	6,963,086

Expenses:
Selling and Administrative Expenses	827,499	1,166,770	2,140,032	2,475,527
Operating Income	2,821,423	2,361,122	4,968,882	4,487,559

Other Income and Expense:
Other Income	—	600	—	27,615
Interest Income	(1,355)	—	30,347	—
Interest Expense	(40,629)	(68,659)	(81,017)	(143,593)
Other Expense	(119,627)	(115,063)	(221,395)	(146,561)

Net Income	2,659,812	2,178,000	4,696,817	4,225,020

Other comprehensive income – foreign
currency translation adjustments	670,393	18,215	981,421	140,094
Total comprehensive income	$3,330,205	$2,196,215	$5,678,238	$4,365,114

Income Per Share -
Basic and Diluted	$0.13	$0.11	$0.23	$0.21

Weighted average number of shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30,
(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATIONS:
Net income	$4,696,817	$4,225,020
Adjustments to reconcile net income with net cash
provided by operating activities:
Charges not requiring the outlay of cash:
Depreciation	809,979	492,684
Changes in assets and liabilities:
Decreases in advanced tuition payments	(2,474,425)	(2,221,337)
Decrease (increase) in other accounts receivable	(22,979)	111,195
Increases in prepaid expenses	(460,398)	(666,382)
Decrease in dividend receivable	597,694	—
Increase (decrease) in accounts payable	107,358	(162,540)
Increases in taxes payable	374,582	221,721
Decreases in accrued liabilities	(84,377)	(626,647)
Net Cash Provided By Operating Activities	3,544,251	1,373,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(795)	(1,376,057)
Advances to related parties	(5,219,924)	(5,196,979)
Repayments of related party loans	667,521	6,243,227
Net Cash Consumed By Investing Activities	(4,553,198)	(329,809)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of bank loans	—	(1,586,622)
Net Cash Consumed By Financing Activities	—	(1,586,622

Effect on cash of exchange rate changes	23,674	7,606
Net changes in cash	(985,273)	(535,111)
Cash balances, beginning of period	1,490,802	1,646,542

Cash balances, end of period	$505,529	$1,111,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed financial statements of Wonder International Education & Investment Group Corporation (“the Company”) as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no material impact on the previously reported financial position, results of operations and cash flows.

2. SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest during the six month periods ended June 30, 2013 and June 30, 2012 was $81,017 and $143,593, respectively. Cash paid for income taxes during the six month periods ended June 30, 2013 and June 30, 2012 was $5,687 and $694, respectively.

There were no noncash investing or financing activities during any of the periods presented.

3. DETAILS OF EXPENSES

Details of expenses incurred during the three and six month periods ended June 30, 2013 and 2012 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Advertising and publicity	$269,693	$583,512	$705,806	$1,052,451
Sales tax	78,715	72,588	254,923	247,498
Management salaries and benefits	91,811	78,010	114,593	137,274
Staff salary and benefits	127,021	81,749	225,243	170,220
Recruitment	63,963	42,058	556,979	496,517
Office and other expense	196,296	308,853	282,488	371,567

Total expenses	$827,499	$1,166,770	$2,140,032	$2,475,527

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

4. RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2013 the Company advanced funds to related party companies in the amount of $5,219,924 primarily for the purpose of purchasing teaching equipment for Company schools. The Company expects to have the equipment delivered in September when new school semester starts. Repayments were made to the Company in the amount of $674,691 for loans made for related party companies.

The Company has an investment in Anhui Wonder University of Information Engineering in the amount of $38,877,730, representing a 7% equity interest in the college.  At the end of 2012, a dividend in the amount of $594,132 from the college was declared and included as a related party receivable by the Company.  The dividend was recognized as income in 2012 and received in the first quarter of 2013.

5. FOREIGN CURRENCY TRANSLATION

All Company assets are located in China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi), which is the functional currency. They are translated into US dollars as follows:

(a) Assets and liabilities, at the rates of exchange in effect at balance sheet dates, which at June 30, 2013 was RMB 6.1732 equal to one US dollar.  The rate at December 31, 2012 was RMB6.3161 equal to one US dollar.
(b) Equity accounts, at the exchange rates prevailing at the times of the transactions that established the equity accounts; and
(c) Revenues and expenses, at the average rate of exchange for each reporting period, which for the six months ended June 30, 2013 was RMB 6.2395 equal to one US dollar, and for the six months ended June 30, 2012 was RMB 6.3027 equal to one US dollar.  The average rate for the three month period ended June 30, 2013 was RMB 6.2025 equal to one US dollar and for the three month period ended June 30, 2012 was RMB 6.3078 equal to one US dollar.

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

General.

Organizational History

Wonder International Education & Investment Group Corporation (“US Wonder”) is a US holding company, incorporated in Arizona on April 21, 2008. On November 1, 2010, US Wonder acquired all of the outstanding capital stock of Anhui Lang Wen Tian Cheng Consulting & Management Co., Ltd. (“WFOE”), a Chinese company pursuant to the terms of a share exchange agreement.  WFOE is a wholly owned subsidiary of US Wonder.  On November 3, 2010, WFOE entered into a series of agreements with Anhui Wonder Education and Management Company, Ltd, a PRC company (“China Wonder”) including a Voting Right Proxy Agreement, Option Agreement, Equity Pledge Agreement, Consulting Services Agreement and Operating Agreement. China Wonder wholly owns seven separate vocational training schools in seven provinces in China.  These schools are non-governmental vocational education institutions in China. China Wonder’s core business is to provide IT education. China Wonder's seven (7) vocational schools are in the following provinces of China: Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning.  Through our ownership of WFOE, we control China Wonder and the schools and have the ability to control any income produced by China Wonder.

Our United States offices are located at 8040 E. Morgan Trail, #18, Scottsdale, AZ 85258 and our phone number is 480-966-2020. Our PRC headquarters are located at 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China and our phone number is 86-0551-3687892.

Business Introduction

China Wonder owns and operates seven separate vocational training schools located in seven provinces in China, namely Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning. These schools are non-governmental vocational education institutions in China. China Wonder’s core business is to provide IT education. It also provides job placement services to its students at no charge through its 12 employment centers located nationwide.

Results of Operations for Six Months ended June 30, 2013 compared with June 30, 2012

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.
	2013	2012
Revenue	$9,763,204	$9,265,867
Cost of revenue	2,654,290	2,302,781
Gross Profit	$7,108,914	$6,963,086

For the six months ended June 30, 2013, our revenues grew to $9,763,204 from $9,265,867  for the comparable 2012 period. The increase of $497,337 or 5.4% continues to reflect the results of an aggressive marketing and promotional campaign that began in 2009 which has continued.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at four of seven Company schools.  We do not expect significant growth in our revenues during the remainder of fiscal 2013.  For the six months ended June 30, 2013, our cost of sales increased from $2,302,781 for the comparable 2012 period to $2,654,290 for the current six month period. The increase of $351,509 or 15.3% is the result of increases in rent and depreciation.  The increase in rent occurred at the Anhui school; the depreciation increase occurred at all schools, the result of equipment additions.

Expenses:	2013	2012
Selling and Administrative Expenses	$2,140,032	$2,475,527
Operating Income	$4,968,882	$4,487,559

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2013 six month period were $2,140,032, which represents a decrease of $335,495 or 13.6% from the expenses of $2,475,527 from the prior period.  The decrease in selling and administrative expenses for the current six month period reflects a reduction in advertising and publicity, partially offset by an increase in fees related to SEC filings.

Major items included in Selling and Administrative Expenses were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Advertising and publicity	$269,693	$583,512	$705,806	$1,052,451
Sales tax	78,715	72,588	254,923	247,498
Management salaries and benefits	91,811	78,010	114,593	137,274
Staff salary and benefits	127,021	81,749	225,243	170,220
Recruitment	63,963	42,058	556,979	496,517
Office and other expense	196,296	308,853	282,488	371,567

Total expenses	$827,499	$1,166,770	$2,140,032	$2,475,527

During the six months ended June 30, 2013, we decreased our advertising and publicity (promotional) expenditures when compared to the prior year’s six month period. As mentioned above, we began to increase our advertising and promotional efforts in fiscal 2009 generally on a quarter to quarter basis. We continued to do so through fiscal 2012. However, during the current six month period we tapered our expenditures compared with the same period in 2012. During the 2013 period, we incurred $705,806 in advertising costs, a decrease of $346,645 or 32.9% from $1,052,451 for the prior period. Sales tax for the current six month period increased slightly by 3% from the prior period, an increase comparable to the change in new sales contracts recorded in the current six month period.  Management salary and benefits for the current six month period decreased by 16.5% from the 2012 period. Marketing staff salary and benefits for the current six month period increased by 32.3% compared to the 2012 comparable period, primarily at the Jiangsu school. Recruitment which represents principally travel and entertainment expenses incurred in promoting our schools to high school students increased by 12.2% from the prior period due to intensive promotional efforts at four of our school locations.  Our management decided to increase our recruiting efforts in the first fiscal quarter of 2011 and this effort continues through this current period. Previously, we did not focus on this method of attracting students. Office and other expenses decreased by $89,079 , which principally due to the decreased of  cost of certificates that we award to students and the cost of facilities repairs from $281,322 from the six month period in 2012 to $18,589 for the current period, offset by the increase of professional fees related to SEC filing for approximately $160,000. The decrease of $262,733 for the current period results because refurbishing of Anhui dormatories which occurred in the 2012 period did no recur in 2013, and because there was significant purchases of certificates in the 2012 period which did not occur in the 2013  period.

Operating Income (Loss)

We generated operating income for the six month period in 2013 of $4,968,882 compared with $4,487,559 for the six month period  in 2012. The reasons for this reduction are discussed above.

Other Income and Expenses

 Interest expense was $81,017 for the six month period in 2013, compared with $143,593 for the 2012 comparable period due to a reduction in the balance of bank loans.  Other expense, which is primarily composed of penalties for under payment of business taxes, was $221,395 for the current six month period compared with $146,561 for the 2012 comparable period.  The increase is due to a compounding of penalties.

Net Income

Net income for the current six month period in 2013 was $4,696,817compared with $4,225,020 for the comparable 2012 period. The increase of $471,797 or 11.1% is due to the reasons discussed above.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $981,421for the 2013 period compared with $140,094 for the 2012 period.

Total Comprehensive Income

For the 2013 six month period, we had a total comprehensive income of $5,678,238 compared with $4,365,114 for 2012 six month period.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share.

Income applicable to common stock holders was $0.23 per share for the 2013 period compared with $0.21 per share for the 2012 comparable quarter.  The change in income per share is reflective of the earnings increase as the number of common shares outstanding has not changed.

Results of Operations for Three Months ended June 30, 2013 compared with June 30, 2012

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2013	2012
Revenue	$4,921,172	$4,627,571
Cost of revenue	1,272,250	1,099,679
Gross Profit	3,648,922	3,527,892

For the three months ended June 30, 2013, our revenues grew to $4,921,172 from $4,627,571 for the comparable 2012 period. The increase of $293,601 or 6.4% is the result of an aggressive marketing and promotional campaign that began in 2009 and continues.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at four Company schools.    For the three months ended June 30, 2013, our cost of sales increased from $1,099,679 for the comparable 2012 quarter to $1,272,250 for the current quarter. The increase of $172,571 or 15.7% is the result of a significant increase in depreciation and higher rent at the Anhui school.

Expenses:	2013	2012
Selling and Administrative Expenses	827,499	1,166,770
Operating Income	2,821,423	2,361,122

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2013 three month period were $827,499, which represents an decrease of $339,271 or 29.1% from the expenses of $1,166,770 from the prior quarter.  The decrease is mainly from the decrease of advertising and publicity (promotional) expenditures for approximately $314,000. During the current three month period we tapered our expenditures compared with the same period in 2012.

Operating Income (Loss)

We generated operating income for the quarter ended June 30, 2013 of $ 2,821,423 compared with $2,361,122 for the comparable period in 2012. The reasons for this reduction are discussed above.

Other Income and Expenses

 Interest expense was $40,629 for the quarter ended June 30, 2013, compared with $68,659 for the 2012 comparable 2012 period due to a reduction in the balance of bank loans.  Other expense, which is primarily composed of accrued penalties for under reporting of business taxes, was $119,627 for the current quarter compared with $115,063 for the 2012 comparable quarter.

Net Income

Net income for the three month period ended June 30, 2013 was $2,659,812 compared with $2,178,000 for the comparable 2012 quarter. The increase of $481,812 or 22.1% is due to the reasons discussed above.

Foreign currency translation adjustment

The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $670,393for the 2013 three month period compared with $18,215 for the 2012 quarter.

Total Comprehensive Income

For the 2013 three month period, we had total comprehensive income of $3,330,205 compared with total comprehensive income for the 2012 three month period of $2,196,215.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share

Income applicable to common stock holders was $0.13 per share for the 2013 period compared with $0.11 per share for the 2012 comparable quarter.  The change in income per share is reflective of the earnings increase as the number of common shares outstanding has not changed.

Liquidity and Capital Resources

As of June 30, 2013, we had a working capital deficit of $11,871,523, compared to a working capital deficit of $12,544,965 as of December 31, 2012. The decrease in the deficit of $673,442 for the period ended June 30, 2013 from the 2012 year end is primarily due to decreases in advanced tuition payments offset by a decrease in cash and miscellaneous receivables.

Over the next 12 months, we will require additional working capital of approximately $1,000,000 to sustain our working capital needs based on projected sales of $19,000,000.  See plans for expansion below for additional capital needs to grow the business.

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

We had two short term loans at June 30, 2013 and three at December 31, 2012. The balances are   $2,105,877 and $2,058,232, respectively.  One of the loans ($485,972) bears interest at 7.8%.  The second loan ($1,619,905) bears interest at 130% of the base rate of People's Bank of China and the average effective rate for the period is 7.8% per annum.

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

Seasonal Aspects

Our business is seasonal in that revenue is particularly low in the summer months, due to school vacations.  Revenue is usually higher at the start of new semesters.

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

Wonder International Education & Investment Group Corporation

Date: August 19, 2013	By: /s/ Xie Chungui
Xie Chungui
Chairman