Form 10-Q
period 2013-09-30
WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP Corp
filed 2013-11-14
CIK 1456137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission file number: 333-163635

Wonder International Education & Investment Group Corporation

(Exact name of registrant as specified in its charter )

Arizona	26-2773442
(State of	(I.R.S. Employer
Incorporation)	I.D. Number)

(State of jurisdiction of incorporation incorporation or other organization)	(I.R.S. Employer Identification No)

8040 E. Morgan Trail, #18, Scottsdale, AZ 85258
(Address of principal executive offices)         (Zip Code)

480-966-2020

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	☐ Accelerated filer

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of November 8, 2013 was 20,000,000.

PART I - FINANCIAL INFORMATION

PART I –FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$1,441,574	$1,490,802
Miscellaneous receivables	177,087	782,583
Other current assets	89,794	55,575
Investment held for sale	39,110,879	—
Total current assets	40,819,334	2,328,960

Fixed Assets:
Buildings and related land rights	4,715,356	4,566,810
Computers and related furniture and equipment	18,015,081	11,986,681
Vehicles	1,040,117	1,005,257
Construction in progress	9,940,682	—
Total fixed assets	33,711,236	17,558,748
Less accumulated depreciation	7,437,019	6,026,250
Net fixed assets	26,274,217	11,532,498

Other Assets:
Related party receivables	2,139,792	3,232,062
Investment in related party , at cost	—	37,998,132
Total other assets	2,139,792	41,230,194

Total Assets	$69,233,343	$55,091,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank loans payable	$3,748,126	$2,058,232
Accounts payable	2,178,026	1,460,984
Deferred revenue	12,629,599	8,841,163
Accrued liabilities	26,531	395,671
Taxes payable	2,944,564	2,117,875
Total current liabilities	21,526,846	14,873,925

Stockholders’ Equity:
Common stock: authorized, 100,000,000 shares without par value; issued and outstanding, 20,000,000 shares	5,858,782	5,858,782
Retained earnings	32,351,353	26,118,339
Earnings appropriated for statutory reserves	2,929,391	2,929,391
Accumulated other comprehensive income	6,566,971	5,311,215
Total stockholders’ equity	47,706,497	40,217,727
Total Liabilities and Stockholders’ Equity	$69,233,343	$55,091,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$5,089,969	$4,871,336	$14,853,173	$14,137,203
Cost of Sales	1,463,842	1,468,736	4,118,132	3,771,517
Gross Profit	3,626,127	3,402,600	10,735,041	10,365,686

Expenses:
Selling and Administrative Expenses	1,934,343	2,143,997	4,074,375	4,619,524
Operating Income	1,691,784	1,258,603	6,660,666	5,746,162

Other Income and Expense:
Other Income	—	5,901	—	33,516
Interest Income	2,056	—	32,403	—
Interest Expense	(54,319)	(61,212)	(135,336)	(204,805)
Other Expense	(103,324)	(74,913)	(324,719)	(221,474)

Net Income	1,536,197	1,128,379	6,233,014	5,353,399

Other comprehensive income – foreign currency translation adjustments	274,335	(58,649)	1,255,756	81,445
Comprehensive income	$1,810,532	$1,069,730	$7,488,770	$5,434,844

Income Per Share -
Basic and Diluted	$0.08	$0.06	$0.31	$0.27

Weighted average number of shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2013	2012

CASH FLOWS FROM OPERATIONS:
Net income	$6,233,014	$5,353,399
Adjustments to reconcile net income with net cash
provided by operating activities:
Depreciation	1,219,038	735,647
Changes in assets and liabilities:
Increases in advanced tuition payments	3,485,901	2,934,647
Decreases in other accounts receivable	20,422	34,665
Increases in prepaid expenses	(32,189)	(607,118)
Decrease in dividend receivable	600,224	—
(Increase) decrease in advances to related parties	1,172,247	(3,535,604)
Increase (decrease) in accounts payable	539,728	(101,318)
Increases in taxes payable	755,217	655,070
Decreases in accrued liabilities	(249,824)	(561,846)
Net Cash Provided from Operating Activities	13,743,778	4,907,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant, property and equipment	(15,444,992)	(4,551,435)
Net Cash Used By Investing Activities	(15,444,992)	(4,551,435)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from bank loans	3,701,797	1,585,163
Repayments of bank loans	(2,092,320)	(1,585,163)
Net Cash Provided from Financing Activities	1,609,477	—
Effect of exchange rate changes on cash	42,509	3,838
Net changes in cash	(49,228)	359,945
Cash balances, beginning of period	1,490,802	1,646,542

Cash balances, end of period	$1,441,574	$2,006,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed financial statements of Wonder International Education & Investment Group Corporation (“the Company”) as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 filed with the Securities and Exchange Commission in Form 10-K on April 16, 2013.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no material impact on the previously reported financial position, results of operations and cash flows.

2. SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash paid for interest during the nine month periods ended September 30, 2013 and September 30, 2012 was $135,336 and $204,805, respectively. Cash paid for income taxes during the nine month periods ended September 30, 2013 and September 30, 2012 was $410 and $2,023, respectively.

There were no noncash investing or financing activities during either of the periods presented.

3. CONSTRUCTION IN PROGRESS

The Company is in the process of constructing a teaching facility on the grounds of Anhui Wonder University of Information Engineering. Because the University holds the land use rights to the grounds, title to the completed facility will be in the name of the University with a beneficial right of use agreement for the Company.

4. DETAILS OF EXPENSES

Details of expenses incurred during the three and nine month periods ended September 30, 2013 and 2012 are presented below:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Advertising and publicity	$1,198,245	$1,464,236	$1,904,051	$2,516,687
Sales tax	385,281	349,016	640,204	596,514
Management salaries and benefits	69,531	68,464	184,124	205,738
Staff salary and benefits	106,654	118,234	331,897	288,454
Recruitment	64,025	143,650	621,004	640,167
Office and other expense	110,607	397	393,095	371,964

Total expenses	$1,934,343	$2,143,997	$4,074,375	$4,619,524

WONDER INTERNATIONAL EDUCATION & INVESTMENT GROUP CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2013
(Unaudited)

5. RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2013 the Company advanced funds to related parties in the amount of $4,454,937; a large portion of that money was advanced for the purpose of purchasing teaching equipment for Company schools. This equipment was delivered in September for the new school semester. Equipment acquisition was made directly from the related party by the Company in the amount of $5,627,184.

The Company has an investment in Anhui Wonder University of Information Engineering in the amount of $39,110,879 representing a 7% equity interest in the University.  At the end of 2012, a dividend in the amount of $600,224  was declared by the college and was included as a related party receivable by the Company.  The dividend was recognized as income in 2012 and received in the first quarter of 2013. On October 28, 2013, the Company signed agreement with the University to sell the investment for $42,765,303 (see note 9).

6. BANK LOANS

The short term bank loans at the end of September 30, 2013 consisted of the following:

Lender	September 30,2013	Maturity	Int. Rate/Year
Hangzhou Bank	$488,886	August 18, 2014	7.8%
HuiShang Bank	1,629,620	July 2, 2014	Base+30%
HuiShang Bank	1,629,620	September 23, 2014	Base+30%
Total	$3,748,126

The current base interest rate is 6.31% from the People’s Bank of China.

7. CONTINGENCIES

The Company has not filed all of the returns for other taxes that are required of it in China. It has, however, recognized its obligations for these taxes and related penalties by accruing appropriate expenses and liabilities on the financial statements. The Company is in negotiations with taxing authorities in the PRC to bring current its filing status for business taxes. The Company does not expect its total obligation to exceed the tax liabilities recorded on the balance sheet, which include penalties. These penalties have been accrued and are included in other accounts payable on the balance sheet; charges of $307,685 and $221,474, respectively, are included in non-operating expense for the nine months ended September 30, 2013 and 2012. In addition to these potential penalties, other consequences are possible. Although the Company does not expect any adversity beyond having to pay the taxes, the potential exists for the PRC government to obtain a priority lien against all Company assets and to pursue criminal charges against its officers and directors.

8. FOREIGN CURRENCY TRANSLATION

All Company assets are located in China. These assets and related liabilities are recorded on the books of the Company in the currency of China (Renminbi), which is the functional currency. They are translated into US dollars as follows:
(a) Assets and liabilities, at the rates of exchange in effect at balance sheet dates, which at September 30, 2013 was RMB 6.1364 equal to one US dollar.  The rate at December 31, 2012 was RMB6.3161 equal to one US dollar.
(b) Equity accounts, at the exchange rates prevailing at the times of the transactions that established the equity accounts; and
(c) Revenues and expenses, at the average rate of exchange for each reporting period, which for the nine months ended September 30, 2013 was RMB 6.2132 equal to one US dollar, and for the nine months ended September 30, 2012 was RMB 6.3085 equal to one US dollar.

Gains and losses arising from this translation of foreign currency are included in other comprehensive income.

9. SUBSEQUENT EVENTS

On October 28, 2013, the Company entered into an Equity Agreement with Anhui Wonder University of Information Engineering to sell the 7% Equity Interest the Company holds in the University for the sum of $42,765,303. The purchase price is to be paid in cash before December 31, 2013. Because of the pending transaction the Investment in related party is moved from the Balance Sheet category of Other Assets to the category of Current Assets as an investment held for sale.

Item 2. Management's Discussion and Analysis of Financial Condition an Results of Operations

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

Organizational History

Wonder International Education & Investment Group Corporation (“U.S. Wonder”) is a U.S. holding company, incorporated in Arizona on April 21, 2008. On November 1, 2010, US Wonder acquired all of the outstanding capital stock of Anhui Lang Wen Tian Cheng Consulting & Management Co., Ltd. (“WFOE”), organized in the People’s Republic of China (“PRC”), pursuant to the terms of a share exchange agreement.  WFOE is a wholly owned subsidiary of US Wonder.  On November 3, 2010, WFOE entered into a series of agreements with Anhui Wonder Education and Management Company, Ltd, a PRC company (“China Wonder”) including a Voting Right Proxy Agreement, Option Agreement, Equity Pledge Agreement, Consulting Services Agreement and Operating Agreement. China Wonder wholly owns seven separate vocational training schools in seven provinces in China.  These schools are non-governmental vocational education institutions in China. China Wonder’s core business is to provide IT education. China Wonder's seven (7) vocational schools are in the following provinces of China: Anhui, Jiangsu, Zhejiang, Fujian, Henan, Hubei and Liaoning.  Through our ownership of WFOE, we control China Wonder and the schools and have the ability to control any income produced by China Wonder.

Our U.S. offices are located at 8040 E. Morgan Trail, #18, Scottsdale, AZ 85258 and our phone number is 480-966-2020. Our PRC headquarters are located at 4-5/F, Xingke Building, 441 Huangshanlu, Hefei, Anhui, China and our phone number is 86-0551-3687892.

Business Overview

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

Recent Developments

In June 2013, China Wonder signed an agreement with Anhui Wonder Education Investment Management Co. Ltd. (“Wonder University”), an entity owned by our Chairman, for the use of new teaching facilities to be built on the grounds of Wonder University. A total of four classroom buildings and one academic exchange center will be constructed over a period of two years. China Wonder will have rights to use three of the classroom buildings and to share use of the academic exchange center with Wonder University. Pursuant to the agreement, China Wonder agreed to pay a total of RMB90 million fees to cover the full cost of constructing the new facilities, of which 70% is to be paid to the construction company by the end of 2013 and the remaining 30% is to be paid within 6 months of satisfactory completion of the facilities.

Results of Operations for Nine Months ended September 30, 2013 compared with September 30, 2012

The following tables and related discussions set forth key components of the Company’s Wonder’s results of operations for the periods above indicated in dollars.

	2013	2012
Revenue	$14,853,173	$14,137,203
Cost of sales	4,118,132	3,771,517
Gross Profit	$10,735,041	$10,365,686

For the nine months ended September 30, 2013, our revenues grew to $14,853,173 from $14,137,203  for the comparable 2012 period. The increase of $715,970 or 5.1% continues to reflect the results of an aggressive marketing and promotional campaign that began in 2009 and has continued to a lesser extent into 2013.  The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at five of seven Company schools. We do not expect significant growth in our revenues during the remainder of fiscal 2013.

For the nine months ended September 30, 2013, our cost of sales increased from $3,771,517 for the comparable 2012 period to $4,118,132 for the current nine month period. The increase of $346,615 or 9.2% is primarily the result of increases in depreciation due to the purchase of  teaching equipment, primarily computers, with offsetting savings in training expense, certificates cost, and other costs.  As a percentage of sales, this represents an increase of 1.1%, from 26.7% in 2012 to 26.7% in 2013.

Expenses:	2013	2012
Selling and Administrative Expenses	$4,074,375	$4,619,524
Operating Income	$6,660,666	$5,746,162

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the 2013 nine month period were $4,074,375, which represents a decrease of $545,149 or 11.8% from the expenses of $4,619,524 from the prior period.  The decrease in selling and administrative expenses for the current nine month period reflects a reduction in advertising and publicity, partially offset by an increase in fees related to SEC filings.

Major items included in Selling and Administrative Expenses were the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Advertising and publicity	$1,198,245	$1,464,236	$1,904,051	$2,516,687
Sales tax	385,281	349,016	640,204	596,514
Management salaries and benefits	69,531	68,464	184,124	205,738
Staff salary and benefits	106,654	118,234	331,897	288,454
Recruitment	64,025	143,650	621,004	640,167
Office and other expense	110,607	397	393,095	371,964

Total expenses	$1,934,343	$2,143,997	$4,074,375	$4,619,524

During the nine months ended September 30, 2013, we decreased our advertising and publicity (promotional) expenditures when compared to the prior year’s nine month period. As mentioned above, we began to increase our advertising and promotional efforts in fiscal 2009, generally on a quarter to quarter basis. We continued to do so through fiscal 2012. However, during the current nine month period ended September 30, 2013 we tapered our expenditures compared with the same period in 2012. During the 2013 period, we incurred $1,904,051 in advertising costs, a decrease of $612,636 or 24.3% from $2,516,687 for the prior period. Sales tax for the nine months ended September 30, 2013 increased by 7% from the comparable period in 2012, an increase comparable to the change in new sales contracts recorded over the same nine month periods. Management salary and benefits for the nine months ended September 30, 2013 decreased by 10.5% from the comparable period in 2012 . Marketing staff salary and benefits for the nine months ended September 30, 2013 increased by 15.1% compared to the 2012 comparable period, with the highest increase at the Fujian school. Recruitment, which represents principally travel and entertainment expenses incurred in promoting our schools to high school students, decreased by 3% from the nine months ended September 30, 2012 due to a decrease in recruitment expense in the third quarter of 2013.  Our management decided to increase our recruiting efforts in the first fiscal quarter of 2011 and this effort continued through the second quarter of 2013. Office and other expenses increased by $21,131, principally due to the increase in professional fees related to SEC filing for approximately $160,000. This was offset by a decrease in maintenance costs of approximately $44,000. This decrease was due to non-recurring expenditures for facilities refurbishing at the Liaoning and Hubei schools.

Operating Income (Loss)

Operating Income increased from $5,746,162 in the nine months ended September 30, 2012 to $6,660,666 in the nine months ended September 30, 2013, an increase of $914,504 or 15.9% due to increases in revenue and resultant gross profit combined with reductions in selling and administrative costs.

Other Income and Expenses
Interest expense was $135,336 for the nine months ended September 30, 2013, compared with $204,805 for the 2012 comparable period due to an increase in the average balance of bank loans.  Other expense, which is primarily composed of penalties for under payment of business taxes, was $324,719 for the current nine month period compared with $221,474 for the 2012 comparable period.  The increase is due to a compounding of penalties.

Net Income

Net income for the nine months ended September 302013 was $6,233,014 compared with $5,353,399 for the comparable 2012 period. The increase of $879,615 or 16.4% is primarily due to increases in revenue and cost reductions as noted above.

Foreign currency translation adjustment
The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $1,255,756 for the 2013 period compared with $81,445 for the 2012 period.

Total Comprehensive Income
For the 2013 nine month period, we had total comprehensive income of $7,488,770 compared with $5,434,844 for 2012 nine month period.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share
Income applicable to common stock holders was $0.31 per share for the 2013 period compared with $0.27 per share for the 2012 comparable period.  The change in income per share is reflective of the earnings increase as the number of common shares outstanding has not changed.

Results of Operations for the Three Months ended September 30, 2013 compared with September 30, 2012

The following tables and related discussions set forth key components of Wonder’s results of operations for the periods above indicated in dollars.

	2012	2011
Revenue	$5,089,969	$4,871,336
Cost of revenue	1,463,842	1,468,736
Gross Profit	$3,626,127	$3,402,600

For the three months ended September 30, 2013, our revenues grew to $5,089,969 from $4,871,336 for the comparable period in 2012. The increase of $218,633 or 4.5% is the result of an aggressive marketing and promotional campaign that began in 2009 and continued into 2013. The growth of Company sales, although somewhat inhibited by the worldwide economic recession, occurred at five Company schools. For the three months ended September 30, 2013, our cost of sales decreased from $1,468,842 during the three months ended September 30, 2012 to $1,463,842 for the three months ended September 30, 2013. The decrease of $4,894 or 0.3% is the result of general cost savings.

Expenses:	2012	2011
Selling and Administrative Expenses	$1,934,343	$2,143,997
Operating Income	$1,691,784	$1,258,603

Selling and Administrative Expenses (which includes advertising, office expense, salaries and benefits, travel and promotion, technical support and related overhead) for the three months ended September 30, 2013 period were $1,934,343, which represents an decrease of $209,654 or 9.8% from the expenses of $2,143,997 of the three months ended September 30, 2012.  The decrease is mainly from decreases in advertising and publicity (promotional) expenditures.

Operating Income (Loss)
We generated operating income for the three months ended September 30, 2013 of $ 1,691,784 compared with $1,258,603 for the comparable period in 2012. The reasons for this improvement are discussed above.

Other Income and Expenses
Interest expense was $54,319 for the three months ended September 30, 2013, compared with $61,212 for the comparable period 2012 due to a reduction in the average balance of bank loans. Other expense, which is primarily composed of accrued penalties for under reporting of business taxes, was $103,324 for the three months ended September 30, 2013 compared with $74,913 for the comparable period in 2012.

Net Income
Net income for the three months ended September 30, 2013 was $1,536,197 compared with $1,128,379 for the comparable period in 2012. The increase of $407,818 or 36.1% is primarily due to increases in revenue and cost reductions as noted above.

Foreign currency translation adjustment
The foreign currency translation adjustment, which is the impact of different foreign exchange rates applied to balance sheet accounts, versus those applied to income statement accounts, was $274,335 for the 2013 three month period compared with ($58,649) for the 2012 quarter.

Comprehensive Income

For the three months ended September 30, 2013, we had total comprehensive income of $1,810,532 compared with total comprehensive income for the three months ended September 30, 2013 of $1,069,730.  Total comprehensive income is the combined sum of net income and comprehensive income.

Income Per Share

Income applicable to common stock holders was $0.08 per share for the three months ended September 30, 2013 compared with $0.06 per share for the comparable period in 2012.  The change in income per share is reflective of the earnings increase as the number of common shares outstanding has not changed.

Liquidity and Capital Resources

As of September 30, 2013, we had a working capital of $19,292,488, compared to a working capital deficit of $12,544,965 as of December 31, 2012. The increase in the working capital of $31,837,453 for the nine months ended September 30, 2013 from the December 31, 2012 is primarily due to reclassification of investment in Anhui Wonder University of Information Engineering in the amount of $39,110,879 to investment held for sale. On October 28, 2013, Wonder University and the Company had reached an agreement under which the Company will sell the investment to Wonder University for $42,765,303.

Over the next 12 months, we will require additional working capital of approximately $1,000,000 to sustain our working capital needs based on projected sales of $19,000,000.  See plans for expansion below for additional capital needs to grow the business.

In 2013, we signed an agreement with Wonder University for the construction of new teaching facilities on the Wonder University campus, pursuant to which we agreed to pay approximately $15,000,000 to cover construction costs in exchange for the use of four of the five buildings to be constructed.

 As of September 30, 2013, the Company has paid $9,940,682 for the construction of new instructional facilities as listed on the balance sheet under "Construction in Progress." The project will be over approximately two years and the total cost is estimated to be $15,000,000. Funding for the additional five million required has not been established at this time but it is anticipated that this will come from a combination of earnings and capital received from the sale of the Company’s equity interest in the University.

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

We had three short term loans at September 30, 2013.   The September 30, 2013 balances, maturities, and rates are:

Lender	September 30,2013	Maturity	Int. Rate/Year
Hangzhou Bank	$488,886	August 18, 2014	7.8%
HuiShang Bank	1,629,620	July 2, 2014	Base+30%
HuiShang Bank	1,629,620	September 23, 2014	Base+30%
Total	$3,748,126

The current base interest rate is 6.31% from the People’s Bank of China. The loans were renewed during the year to the maturity dates indicated. As in prior periods the loans may be reduced and later increased based on cash flow requirements.

Plans for Expansion

Given sufficient funding, we expect to expand our operations throughout China by establishing additional schools. Each new school will have a full complement of staff.  The capital needed for each new school is about $1,500,000 and is not included in the working capital needs. The proceeds from sales of our investment in Wonder University will be sufficient for our expansion plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. Such determination was based on: (i) the Company’s inability to retain sufficient qualified accounting personnel at its headquarters in China to prepare financial statements in accordance with accounting principles generally accepted in the US (including a qualified Chief Financial Officer); and (ii) the limited knowledge and experience of the Company’s accounting department personnel.

             To remediate the deficiencies in the Company’s disclosure controls and procedures, we plan to hire additional personnel with sufficient knowledge and experience in US GAAP and provide ongoing training courses in US GAAP to existing personnel, including our chief accountant in China. As of the date of this report, these remediation initiatives had not yet been put in place.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 5. Other Information

On October 28, 2013, the Company entered into an Equity Purchase Agreement with Wonder University to sell its 7% equity interest in Wonder University for the purchase price of $42,765,303. The purchase price is to be paid in cash on or before the closing date of December 31, 2013.

Item 6. Exhibits.
10.1	Agreement dated June 8, 2013, between Anhui Wonder Education Investment Management Co., Ltd and Anhui Wonder University of Information Engineering.
10.2	Agreement dated June 18, 2013, between Anhui Wonder University of Information Engineering and Anhui Guanghui Construction Decoration Engineering Co., Ltd.
10.3	Equity Purchase Agreement, dated October 28, 2013, between Anhui Wonder Education Investment Management Co., Ltd and Anhui Wonder University of Information Engineering
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wonder International Education & Investment Group Corporation

Date: November 14, 2013	By: /s/ Xie Chungui
Xie Chungui
Chairman

Date: November 14, 2013	By: /s/ WenMing Xie
WenMing Xie
Chief Financial Officer
13